Form 10QSB
period 1999-08-31
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 1999-11-03
CIK 1057327

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31,1999

                       Commission file number: 1-15165

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                       98-0208402
   (State of incorporation)                   (IRS Employer Identification No.)

             1177 WEST HASTINGS STREET, #1818, VANCOUVER BC, CANADA
                    (Address of principal executive offices)

                                 (604) 602-1717
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 1999:

           CLASS                                           NUMBER OF SHARES
Common Stock, $0.0001 par value                            2,150,475


TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
Yes     X                 No

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                    (formerly, Anglo-Sierra Resources Corp.)

                                      INDEX

                                                                                      PAGE
                                                                                      ----
     PART I. FINANCIAL INFORMATION:

Item 1.              Financial Statements
                     Statements of Financial Condition -
                     August 31, 1999 and February 28, 1999                            1

                     Statements of Operation - Three and
                     Six Months Ended August 31, 1999 and 1998                        2

                     Statements of Changes in Stockholders'
                     Equity - Six Months Ended August 31, 1999                        3

                     Statements of Comprehensive Income -
                     Six Months Ended August 31, 1999 and 1998                        4

                     Statements of Cash Flows - Six Months
                     Ended August 31, 1999 and 1998                                   5

                     Notes to Financial Statements                                    6

Item 2.              Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                 10


     PART II. OTHER INFORMATION:

           Item 1.   Legal Proceedings                                                12
           Item 2.   Changes in Securities                                            12
           Item 3.   Defaults Upon Senior Securities                                  12
           Item 4.   Submission of Matters to Vote of Security Holders                12
           Item 5.   Other Information                                                12
           Item 6.   Exhibits and Reports on Form 8-K                                 12

           Signatures                                                                 12

                         PART I - FINANCIAL INFORMATION
                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                     (FORMERLY ANGLO-SIERRA RESOURCES CORP.)

ITEM 1.  FINANCIAL STATEMENTS

           The accompanying financial statements of BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (hereinafter, the "Company") are unaudited but, in the opinion of management, reflect in all material respects, the Company's financial condition and changes therein as of August 31, 1999, and the results of operations and cashflows for the period, in conformity with generally accepted accounting principles.

=====================================================================================================================
                                                                                    (Unaudited)        (Audited)
BULLET ENVIRONMENTAL TECHNOLOGIES, INC. -                                           August 31,        February 28,
STATEMENTS OF FINANCIAL CONDITION:                                                     1999               1999
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                              11,142                327


=====================================================================================================================
TOTAL ASSETS                                                                     $         11,142   $            327
=====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                     $        285,588   $          1,986
                                                                                 ----------------   ----------------


STOCKHOLDERS' EQUITY
    Capital stock (See Note 4)
     Authorized:
        30,000,000  Common shares, par value of $0.0001
         5,000,000  Preference shares, par value of $0.0001

      Issued:

         2,150,475  Common shares (February 28, 1999 - 150,475)                               215                 15
    Additional paid-in capital                                                            411,084            311,284
    Deficit accumulated during the development stage                                     (690,707)          (316,562)
    Accumulative comprehensive other income                                                 4,962              3,604
                                                                                 ----------------   ----------------

Stockholder's Deficit                                                                    (274,446)            (1,659)
                                                                                 ----------------   ----------------


=====================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT                                       $         11,142   $            327
=====================================================================================================================


            See Notes to 1999 Unaudited Financial Statements attached

=========================================================================================================================
BULLET ENVIRONMENTAL                                   Three Months    Three Months      Six Months
TECHNOLOGIES, INC. -                                      Ended            Ended            Ended         Six Months
STATEMENTS OF OPERATIONS:                                 August        August 31,       August 31,      Ended August
(Unaudited)                                              31, 1999          1998             1999           31, 1998
-------------------------------------------------------------------------------------------------------------------------


REVENUES                                                $     0         $      0         $       0        $     0
                                                     --------------------------------------------------------------------

EXPENSES

     General and Administrative Expenses                  106,183           3,238            3,742           9,179
      Professional Fees                                   264,220           9,044          264,220           9,044

TOTAL EXPENSE                                             370,403          12,282          374,145          18,223
                                                          -------          ------          -------          ------

OPERATING LOSS                                           (370,403)        (12,282)        (374,145)        (18,223)
                                                         --------         -------         ---------        --------

NET INVESTMENT AND OTHER

Loss before income taxes                                    -                -                -               -
Provision for income taxes                                  -                -                -               -

Net Loss                                                $(370,403)       $(12,282)       $(374,145)       $(18,223)
=========================================================================================================================


NET INCOME(LOSS) PER SHARE

     Basic                                               $(0.17)          $(0.11)          $(0.20)          $(0.16)
     Diluted                                                -                -                -                -

Weighted average shares outstanding

     Basic                                              2,150,475         115,511        1,878,736         113,881
     Diluted                                                -                -                -               -
=========================================================================================================================


            See Notes to 1999 Unaudited Financial Statements attached

========================================================================================================================
BULLET ENVIRONMENTAL                                                              Deficit
TECHNOLOGIES, INC. -                                                          Accumulated
STATEMENTS OF CHANGES IN         Number of                    Additional       During the      Cumulative
SHAREHOLDERS' EQUITY:               Common                       Paid-in      Development     Translation
(Unaudited)                         Shares        Amount         Capital            Stage      Adjustment         Total
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1999      150,475             15        311,284          (316,562)         3,604            (1,659)

Shares issued for cash          2,000,000            200         99,800              -              -              100,000

Loss for the period                   -               -             -            (374,145)          -             (374,145)

Accumulative comprehensive
    other income                      -               -             -                -             1,358             1,358
                              -----------   ------------  -------------     -------------  -------------     -------------

BALANCE AT AUGUST 31, 1999      2,150,475   $        215  $     411,084     $    (690,707) $       4,962     $    (274,446)
===========================================================================================================================


            See Notes to 1999 Unaudited Financial Statements attached

=======================================================================================================
BULLET ENVIRONMENTAL TECHNOLOGIES, INC. -
STATEMENTS OF COMPREHENSIVE INCOME:                         Six Months Ended         Six Months Ended
(Unaudited)                                                   August 31,1999           August 31,1998
-------------------------------------------------------------------------------------------------------
LOSS FOR THE PERIOD                                   $        (374,145)        $      (18,223)


OTHER COMPREHENSIVE INCOME (LOSS)

    Foreign currency
        translation adjustments                                   1,358                      0
                                                      -----------------         --------------


COMPREHENSIVE NET INCOME (LOSS)
    FOR THE PERIOD                                    $        (372,787)        $      (18,223)
=======================================================================================================

            See Notes to 1999 Unaudited Financial Statements attached

================================================================================================================
                                                                                Six Month           Six Month
BULLET ENVIRONMENTAL TECHNOLOGIES, INC. -                                    Period Ended        Period Ended
STATEMENTS OF CASH FLOWS:                                                      August 31,          August 31,
(Unaudited)                                                                          1999                1998
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Loss for the period                                                 $        (374,145)      $       (18,223)
    Adjustments to reconcile loss to net cash
      used in operating activities:

        Amortization of incorporation costs                                             0                   532

    Changes in other operating assets and liabilities
        Increase in accounts payable and accrued liabilities                      283,602                15,651
                                                                        -----------------       ----------------


    Net cash used in operating activities                                         (90,543)               (2,040)
                                                                        -----------------       ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                               -                     -
                                                                        -----------------       ----------------
    Net cash used in investing activities                                              -                     -
                                                                        -----------------       ----------------


CASH FLOWS FROM FINANCING ACTIVITY
    Issuance of capital stock for cash                                            100,000                    -
    Share subscription received                                                        -                  3,284
                                                                        -----------------       ----------------

    Net cash provided by financing activities                                     100,000                 3,284
                                                                        -----------------       ----------------

CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                               9,457                 1,244


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        1,358                    -
                                                                        -----------------       ----------------


NET CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                          10,815                 1,244


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        327                    -
                                                                        -----------------       ----------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                $          11,142       $         1,244
================================================================================================================


CASH PAID DURING THE YEAR FOR:
    Interest expense                                                    $              -        $            -
    Income taxes                                                                       -                     -
================================================================================================================

            See Notes to 1999 Unaudited Financial Statements attached

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

      1.   HISTORY AND ORGANIZATION OF THE COMPANY

           The Company was incorporated in Delaware on December 18, 1997. On March 5, 1998, the Company changed its name from Innovin Development Corporation to Anglo-Sierra Resources Corp. On March 15, 1999, the Company changed its name from Anglo-Sierra Resources Corp. to Bullet Environmental Technologies, Inc.

           In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended February 28, 1999. The results of operations for the six months ended August 31, 1999 are not necessarily indicative of the results to be expected for the year ending February 29, 2000.

      2.    GOING CONCERN

           The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Its is management's plan to seek additional capital through a private placement.

=======================================================================================================
                                                                         August 31,       February 28,
                                                                               1999               1999
-------------------------------------------------------------------------------------------------------
Deficit accumulated during the development stage                   $       (690,707)    $     (316,562)
Working capital deficiency                                                 (274,446)            (1,659)
=======================================================================================================

           3.  SIGNIFICANT ACCOUNTING POLICIES

           CASH AND CASH EQUIVALENTS

           Cash and cash equivalents include highly liquid investments with original maturities of three months or less. These are recorded at cost which approximates market.

           ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           FINANCIAL INSTRUMENTS

           The Company's financial instruments consist of cash and cash equivalents and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

           FOREIGN CURRENCY TRANSLATION

           The Company has determined that the functional currency of its operations is the local currency, the Canadian dollar. In accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the year-end exchange rates. Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Related exchange gains and losses are included in a separate component of shareholders' equity under cumulative translation adjustment. Exchange gains and losses resulting from foreign currency transactions are included in income for the year.

           STOCK BASED COMPENSATION

           FASB Statement No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

           NEW ACCOUNTING STANDARDS

           In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

           ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

           The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized.

           INCOME TAXES

           Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

           Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

           COMPREHENSIVE INCOME

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in stockholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners.

           REPORTING ON COSTS OF START-UP ACTIVITIES

           In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company does not anticipate that the statement will have a significant impact on its future financial statements.

           LOSS PER SHARE

           Loss per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during each period, unless the common stock equivalents are anti-dilutive.

           4.  CAPITAL STOCK

           ADDITIONAL PAID-IN CAPITAL

           The excess of proceeds received for common shares over their value of $0.0001, less share issue costs, is credited to additional paid-in capital.

           REVERSE STOCK SPLIT

           On March 15, 1999, the Company implemented a 50:1 reverse stock split. Stockholders' equity has been restated to give retroactive recognition of the reverse stock split for all periods presented by reclassifying from common shares to additional paid-in capital the par value of converted shares arising from the split. In addition, all references to number of shares and per share amounts of common shares have been restated to reflect the reverse stock split.

           5. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

           There were no non-cash transactions for the six month period ended August 31, 1999. The significant non-cash transaction for the six month period ended August 31, 1998 consisted of the Company issuing 12,000 common shares in the amount of $21,182 as consideration for the acquisition of the Gray Copper Property.

           6.  INCOME TAXES

           The Company's total deferred tax asset is as follows:

==========================================================================================================

                                                                             August 31,        February28,
                                                                                   1999               1999
----------------------------------------------------------------------------------------------------------

Tax benefit of net operating loss carryforward                         $        103,606   $        46,340
Valuation allowance                                                            (103,606)          (46,340)
                                                                       ----------------   ----------------

                                                                       $              0   $             0
==========================================================================================================

           The Company has a net operating loss carryforward of approximately $690,707 (February 28, 1999 - $316,562). The valuation allowance increased to $103,606 from $46,340 during the six month period ended August 31, 1999 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of valuation allowance will change.

           The operating loss carryforwards expire as follows:

             2005                                                              $          1,626
             2006                                                                       314,936
             2007                                                                       374,145
                                                                               ----------------

                                                                               $        690,707
                                                                               ================

           7.        COMPREHENSIVE INCOME

           Total comprehensive net income (loss) for the six month periods ended August 31, 1999 and 1998, were $(372,787) and $(18,223), respectively. The only item included in other comprehensive income is foreign currency translation adjustments in the amounts of $1,358 for the six month period ended August 31, 1999 and $Nil for the six month period ended August 31, 1998.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

           FORWARD-LOOKING STATEMENTS. The statements contained in this filing that are not historical fact are "forward-looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimates," "projects," "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the timing, costs and scope of its acquisition of, or investments in, existing businesses, the revenue and profitability levels of such businesses, and other matters contained above and herein in this filing regarding matters that are not historical facts, are only predictions. No assurance can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this filing. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

           PLAN OF OPERATION. The Company's plan of operation is to acquire a financial services company which currently offers a limited group of products and expand the operations to create a company providing diversified business services, including financial research, investment banking, money management, and securities brokerage. In marketing these services, the Company intends to focus on emerging and high-growth companies. In this regard, the Company has entered into a non-binding letter of intent with Somerset Financial Partners, Inc. (hereinafter, "Somerset"), the parent company of a wholly-owned registered broker-dealer and member of the NASD. The transaction with Somerset is subject to the parties agreement on final economic terms and definitive contracts, completion of due diligence, and regulatory approvals. If that transaction is not completed, the Company intends to explore the acquisition of other financial services companies.

           The non-binding letter of intent was signed on June 18, 1999 and contemplates the exchange of 500,000 shares of the Company's common stock for all of the issued and outstanding shares of Somerset. The letter of intent expressly conditions the consummation of the Company's acquisition of Somerset upon several factors, principally (i) the approval of the National Association of Securities Dealers, Inc., which regulates the broker-dealer owned by Somerset
(ii) the Company's raising at least $5,000,000 in cash through a private placement of between 1,000,000 and 2,000,000 shares of the Company's common stock, (iii) the agreement between the Company and certain key employees of Somerset as to the terms and conditions of their future employment by the Company, (iv) the completion of the Company's due diligence inquiry into Somerset's business, and (v) the negotiation and execution of definitive agreements binding upon the parties and resolving the remaining issues not yet agreed upon. The letter of intent will terminate if the Somerset acquisition is not consummated within 180 days of its effective date.

           The Company anticipates that additional capital of $5,000,000 will be necessary to acquire Somerset and for operations during the twelve months following acquisition. The Company plans to raise the necessary capital through a private placement of common stock. Currently, the Company has approximately $2,800 in cash to be applied toward its legal, accounting and other short-term expenses associated with filing this registration statement and the related reports. The Company is currently negotiating for a private unsecured loan of additional funds for short-term operating purposes. However, no commitment for such funds has been received as of the date hereof. No contingency plans have been developed in the event that the Company is unable to obtain a short-term loan, to raise the $5,000,000 necessary for the Somerset transaction and operations, or to complete the Somerset transaction. The Company continues to explore other opportunities with other financial services companies, should the Somerset transaction not be completed.

           The Company has no specific plans regarding sales of plant or significant equipment, or for significant changes in the number of employees.

           YEAR 2000 READINESS DISCLOSURE. The year 2000 issue ("Y2K Issue") is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year. The Y2K issue affects information technology ("IT") systems (i.e., computer systems, network elements and software applications), as well as other business systems that have time sensitive programs or microprocessors ("non-IT systems") that may not properly reflect or recognize the year 2000. The failure to reflect or recognize sates after 1999 could cause IT and non-IT systems to fail or cause errors which could lead to disruptions in operations or increased costs.

           As the Company is not presently engaged in any business, the risk of such occurrence is limited. The Company will however, be considering such implications related to its business plans moving forward and if needed, develop contingency plans for its mission critical IT and non-IT systems to timely address potential Y2K problems.

                           PART II - OTHER INFORMATION
                     BULLET ENVIRONMENTAL TECHNOLOGIES,INC.
                     (formerly Anglo-Sierra Resources, Inc.)

    ITEM 1.  LEGAL PROCEEDINGS - None.

    ITEM 2.  CHANGES IN SECURITIES - None.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

    ITEM 5.  OTHER INFORMATION - None.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

   Date: November 3, 1999               ________/s/_____________
                                        Norman Wareham
                                        President, Treasurer and
                                        Chief Executive Officer