Form 10QSB
period 1999-11-30
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-01-14
CIK 1057327

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30,1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1999:

           CLASS                                         NUMBER OF SHARES
Common Stock, $0.0001 par value                          2,150,475


TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
Yes     X                 No

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                    (formerly, Anglo-Sierra Resources Corp.)

                                      INDEX

                                                                                            PAGE
                                                                                            ----
     PART I. FINANCIAL INFORMATION:

Item 1.              Financial Statements
                     Statements of Financial Condition -
                     November 30, 1999 and February 28, 1999                                 1

                     Statements of Operation - Three and
                     Nine Months Ended November 30, 1999 and 1998                            2

                     Statements of Changes in Stockholders'
                     Equity - Nine Months Ended November 30, 1999                            3

                     Statements of Comprehensive Income -
                     Nine Months Ended November 30, 1999 and 1998                            4

                     Statements of Cash Flows - Nine Months
                     Ended November 30, 1999 and 1998                                        5

                     Notes to Financial Statements                                           6

Item 2.              Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                        10


     PART II. OTHER INFORMATION:

           Item 1.   Legal Proceedings                                                       12
           Item 2.   Changes in Securities                                                   12
           Item 3.   Defaults Upon Senior Securities                                         12
           Item 4.   Submission of Matters to Vote of Security Holders                       12
           Item 5.   Other Information                                                       12
           Item 6.   Exhibits and Reports on Form 8-K                                        12

           Signatures                                                                        12

                         PART I - FINANCIAL INFORMATION
                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                     (FORMERLY ANGLO-SIERRA RESOURCES CORP.)

ITEM 1.  FINANCIAL STATEMENTS

           The accompanying financial statements of BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (hereinafter, the "Company") are unaudited but, in the opinion of management, reflect in all material respects, the Company's financial condition and changes therein as of November 30, 1999, and the results of operations and cashflows for the period, in conformity with generally accepted accounting principles.

==============================================================================================================================
BULLET ENVIRONMENTAL TECHNOLOGIES, INC. -                                                   (Unaudited)         (Audited)
STATEMENTS OF FINANCIAL CONDITION:                                                         November 30,        February 28,
                                                                                               1999                1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
    Cash and cash equivalents                                                                        526                  327


==============================================================================================================================
TOTAL ASSETS                                                                            $            526     $            327
==============================================================================================================================




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                            $        434,446     $          1,986
                                                                                        ----------------     ----------------


STOCKHOLDERS' EQUITY
    Capital stock (See Note 4)
    Authorized:
    30,000,000  Common shares, par value of $0.0001
      5,000,000  Preference shares, par value of $0.0001
      Issued:
      2,150,475  Common shares (February 28, 1999 - 150,475)                                         215                   15
    Additional paid-in capital                                                                   411,084              311,284
    Deficit accumulated during the development stage                                            (850,197)            (316,562)
    Accumulative comprehensive other income                                                        4,978                3,604
                                                                                        ----------------     ----------------

Stockholder's Deficit                                                                           (433,920)              (1,659)
                                                                                        ----------------     ----------------


==============================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT                                              $            526     $            327
==============================================================================================================================


            See Notes to 1999 Unaudited Financial Statements attached

===================================================================================================================================
BULLET ENVIRONMENTAL                                             Three Months    Three Months      Nine Months      Nine Months
TECHNOLOGIES, INC. -                                                Ended            Ended            Ended            Ended
STATEMENTS OF OPERATIONS:                                          November      November 30,      November 30,     November 30,
(Unaudited)                                                        30, 1999          1998             1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                          $       0        $      0          $      0        $       0
                                                               --------------------------------------------------------------------

EXPENSES

     General and Administrative Expenses                             60,172          30,628           169,347           39,807
      Professional Fees                                              99,318             550           364,288            9,594

TOTAL EXPENSE                                                       159,490          31,178           533,635           49,401
                                                                    -------          ------           -------           ------

OPERATING LOSS                                                     (159,490)        (31,178)         (533,635)         (49,401)
                                                                   --------         -------          ---------         --------

NET INVESTMENT AND OTHER

Loss before income taxes                                              -                -                -                 -
Provision for income taxes                                            -                -                -                 -

Net Loss                                                          $(159,490)       $(31,178)        $(533,635)        $(49,401)
===================================================================================================================================


NET INCOME(LOSS) PER SHARE
     Basic                                                         $(0.07)          $(0.25)          $(0.27)          $(0.42)
     Diluted                                                          -                -                -                -

Weighted average shares outstanding
     Basic                                                        2,150,475         125,898         1,968,657         117,857
     Diluted                                                          -                -                -                -
===================================================================================================================================


            See Notes to 1999 Unaudited Financial Statements attached

===================================================================================================================================
BULLET ENVIRONMENTAL                                                                     Deficit
TECHNOLOGIES, INC. -                                                                 Accumulated
STATEMENTS OF CHANGES IN            Number of                        Additional       During the        Cumulative
SHAREHOLDERS' EQUITY:                  Common                           Paid-in      Development       Translation
(Unaudited)                            Shares          Amount           Capital            Stage        Adjustment           Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1999         150,475               15          311,284          (316,562)           3,604           (1,659)

Shares issued for cash             2,000,000              200           99,800              -                -             100,000

Loss for the period                     -                -                -             (533,635)            -            (533,635)

Accumulative comprehensive
other income                            -                -                -                 -               1,374            1,358
                                 -----------    -------------    -------------     -------------     ------------    -------------

BALANCE AT NOVEMBER 30, 1999       2,150,475      $       215      $   411,084       $  (850,197)      $    4,978      $  (433,920)
===================================================================================================================================




            See Notes to 1999 Unaudited Financial Statements attached

=========================================================================================================================
BULLET ENVIRONMENTAL TECHNOLOGIES, INC. -
STATEMENTS OF COMPREHENSIVE INCOME:                                           Nine Months Ended        Nine Months Ended
(Unaudited)                                                                   November 30, 1999        November 30, 1998
-------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                                                      $        (533,635)        $         (49,401)


OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency
        translation adjustments                                                      1,374                         0
                                                                         -----------------         -----------------


COMPREHENSIVE NET INCOME (LOSS)
    FOR THE PERIOD                                                       $        (532,261)        $         (49,401)
=========================================================================================================================


            See Notes to 1999 Unaudited Financial Statements attached

=========================================================================================================================
BULLET ENVIRONMENTAL TECHNOLOGIES, INC. -                                             Nine Month              Nine Month
STATEMENTS OF CASH FLOWS:                                                           Period Ended            Period Ended
(Unaudited)                                                                         November 30,            November 30,
                                                                                            1999                    1998
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Loss for the period                                                        $        (533,635)     $         (49,401)
    Adjustments to reconcile loss to net cash
      used in operating activities:
        Amortization of incorporation costs                                                    0                    802

    Changes in other operating assets and liabilities
        Increase in accounts payable and accrued liabilities                             432,460                 18,036
                                                                               -----------------      -----------------


    Net cash used in operating activities                                               (101,175)               (30,563)
                                                                               -----------------      -----------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of resource property                                                        -                    (9,665)
                                                                               -----------------      -----------------
    Net cash used in investing activities                                                   -                    (9,665)-
                                                                               -----------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITY
    Issuance of capital stock for cash                                                   100,000                 80,096
    Share subscription received                                                             -                         -
                                                                               -----------------      -----------------

    Net cash provided by financing activities                                            100,000                 80,096
                                                                               -----------------      -----------------

CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                                     (1,175)                39,868


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                               1,374                   -
                                                                               -----------------      -----------------


NET CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                                    199                 39,868


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               327                   -
                                                                               -----------------      -----------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $             526      $          39,868
=========================================================================================================================


CASH PAID DURING THE YEAR FOR:
    Interest expense                                                           $            -         $            -
    Income taxes                                                                            -                      -
=========================================================================================================================


             See Notes to 1999 Unaudited Financial Statements attached

                      BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 31, 1999

      1.   HISTORY AND ORGANIZATION OF THE COMPANY

           The Company was incorporated in Delaware on December 18, 1997. On March 5, 1998, the Company changed its name from Innovin Development Corporation to Anglo-Sierra Resources Corp. On March 15, 1999, the Company changed its name from Anglo-Sierra Resources Corp. to Bullet Environmental Technologies, Inc.

           In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended February 28, 1999. The results of operations for the nine months ended November 30, 1999 are not necessarily indicative of the results to be expected for the year ending February 29, 2000.

      2.    GOING CONCERN

           The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private placement.

           =============================================================================================================
                                                                                     November 30,         February 28,
                                                                                             1999                 1999
           -------------------------------------------------------------------------------------------------------------
             Deficit accumulated during the development stage                    $       (850,197)    $       (316,562)
             Working capital deficiency                                                  (433,920)              (1,659)
           =============================================================================================================


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

           In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 which deferred the effective date of SFAS No. 133.

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

           5. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

           There were no non-cash transactions for the nine month period ended November 30, 1999. The significant non-cash transaction for the nine month period ended November 30, 1998 consisted of the Company issuing 28,000 common shares in the amount of $151,182 as consideration for the acquisition of a resource properties.

           6.  INCOME TAXES

           The Company's total deferred tax asset is as follows:

           ==================================================================================================================
                                                                                          November 30,           February28,
                                                                                                  1999                  1999
           ------------------------------------------------------------------------------------------------------------------
             Tax benefit of net operating loss carryforward                           $        124,456      $         46,340
             Valuation allowance                                                              (124,456)              (46,340)
                                                                                      ----------------      ----------------

                                                                                      $              0      $              0
           ==================================================================================================================

           The Company has a net operating loss carryforward of approximately $850,197 (February 28, 1999 - $316,562). The valuation allowance increased to $124,456 from $46,340 during the nine month period ended November 30, 1999 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of valuation allowance will change.

           The operating loss carryforwards expire as follows:

             2005                                              $          1,626
             2006                                                       314,936
             2007                                                       533,635
                                                               ----------------

                                                               $        850,197
                                                               ================

           7.        COMPREHENSIVE INCOME

           Total comprehensive net income (loss) for the nine month periods ended November 30, 1999 and 1998, were $(532,261) and $(49,401), respectively. The only item included in other comprehensive income is foreign currency translation adjustments in the amounts of $1,374 for the nine month period ended November 30, 1999 and $Nil for the nine month period ended November 30, 1998.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

           The following discussion is based on the Company's Consolidated Financial Statements included elsewhere in this filing. Such financial statements have been prepared in accordance with generally accepted accounting principles.

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

           OVERVIEW AND PLAN OF OPERATION. As of November 30, 1999, the Company has not been engaged in any business and has not earned any revenues. The Company's plan of operation is to acquire a financial services company which currently offers a limited group of products and expand its operations to create a company providing diversified business services, including financial research, investment banking, money management, and securities brokerage. In marketing these services, the Company intends to focus on emerging and high-growth companies. On June 18, 1999, the Company entered into a non-binding letter of intent with Somerset Financial Partners, Inc. (hereinafter, "Somerset"), the parent company of a wholly-owned registered broker-dealer and member of the NASD.

           Pursuant to the non-binding letter of intent, the Company, Somerset, and the holders of all of the issued and outstanding shares of Somerset's capital stock (hereinafter, the "Somerset Shareholders") entered into a Share Exchange Agreement dated November 15, 1999 ("Share Exchange Agreement") pursuant to which the Somerset Shareholders agreed to sell to the Company, and the Company agreed to purchase from the Somerset Shareholders, all of the issued and outstanding stock of Somerset in exchange for 500,000 shares of the Company's common stock.

           The Share Exchange Agreement expressly conditions the consummation of the Company's acquisition of Somerset upon several factors, principally (i) the approval of the National Association of Securities Dealers, Inc.("NASD"), which regulates the broker-dealer owned by Somerset and (ii) the Company's raising at least $5,000,000 in cash through a private placement of between 1,000,000 and 2,000,000 shares of the Company's common stock. Somerset has obtained the NASD's approval for the transaction, and the Company intends to raise the required funds as discussed further herein.

           The Company anticipates that additional capital of $5,000,000, as required by the Share Exchange Agreement, will be necessary for operations during the twelve months following the acquisition of Somerset. The Company plans to raise the necessary capital through a private placement of common stock. The Company entered into a Placement Agreement dated October 12, 1999 ("Placement Agreement") with MFC Merchant Bank S.A., a Swiss Corporation ("MFC"). Pursuant to the Placement Agreement, the Company has engaged MFC as its exclusive agent to privately place between 1,000,000 and 2,000,000 "Units" at a price of $5 per Unit, with each Unit consisting of one share of the Company's common stock together with a warrant to purchase an additional share of the Company's common stock at a price of $10.

           If the transaction defined in the Share Exchange Agreement is not completed, the Company intends to explore the acquisition of other financial services companies.

           MATERIAL CHANGES IN FINANCIAL CONDITION. Due to the Company not being engaged in any business, the only material change to the financial condition of the Company is reflected in the increase in expenses incurred by the Company, with a corresponding increase to the reported accounts payable. For the three months ended November 30, 1999, total expenses were $159,490 compared with $31,178 in the three months ended November 30, 1998. The increase is primarily attributable to the professional service costs associated with registration under the Securities Exchange Act and with contracting to acquire Somerset. The expenses incurred include: $10,585 in printing expenses; $99,318 in professional fees; and $1,499 in transfer agent fees.

           YEAR 2000 READINESS DISCLOSURE. The year 2000 issue ("Y2K Issue") is the result of computer systems and applications that currently use two digits rather than four to recognize a particular year. The Y2K issue affects information technology ("IT") systems (i.e., computer systems, network elements and software applications), as well as other business systems that have time sensitive programs or microprocessors ("non-IT systems") that may not properly reflect or recognize the year 2000. The failure to reflect or recognize dates after 1999 could cause IT and non-IT systems to fail or cause errors which could lead to disruptions in operations or increased costs.

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

    ITEM 1.  LEGAL PROCEEDINGS - None.

    ITEM 2.  CHANGES IN SECURITIES - None.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

    ITEM 5.  OTHER INFORMATION - None.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a) EXHIBITS

             10      Material Contracts.

                     a.    Share Exchange Agreement dated November 15, 1999.
                     b.    Placement Agreement dated October 12, 1999.

             27      Financial Data Schedule for the period ended November 30,
                     1999.

             (b) REPORTS ON FORM 8-K - None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BULLET ENVIRONMENTAL TECHNOLOGIES, INC.


    Date: January 5, 2000              ----------------------------
                                       Norman Wareham
                                       President, Treasurer and
                                       Chief Executive Officer