Form 10KSB
period 2000-02-29
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-06-14
CIK 1057327

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT of 1934

For the year ended February 29, 2000

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                   to
                                  -------------      --------------

Commission file number            1-15165
                        -----------------

                    BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)

                    DELAWARE                               98-0208402
          (State or other jurisdiction         (IRS Employer Identification No.)
        of incorporation or organization)

        1177 West Hastings Street, #1818, Vancouver, BC, Canada V6E 2K3
                    (Address of principal executive offices)

                                 (604) 602-1717
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                                  NAME OF EACH EXCHANGE ON WHICH
              TITLE OF EACH CLASS                    EACH CLASS IS REGISTERED
              -------------------                    ------------------------

        Common Stock, $0.0001 Par Value                     Pink Sheets



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this FORM 10-KSB or any amendment to this FORM 10-KSB ( ).

The issuer's revenues for its most recent fiscal year were $      0         .
                                                            ----------------

The aggregate market value of the issuer's voting stock held as of February 29, 2000 by non-affiliates of the issuer, based upon the average of the closing bid and asked prices on that date, was approximately $17,815,137.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of the latest practicable date: 2,850,422 AS OF FEBRUARY 29, 2000

Transitional Small Business Disclosure Format (check one):  Yes        No    X
                                                                -----     ----

                     BULLET ENVIRONMENTAL TECHNOLOGIES, NC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS...............................................................................1

ITEM 2.     DESCRIPTION OF PROPERTY...............................................................................2

ITEM 3.     LEGAL PROCEEDINGS.....................................................................................2

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................2

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................2

ITEM 6.     PLAN OF OPERATIONS....................................................................................3

ITEM 7.     FINANCIAL STATEMENTS..................................................................................4

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................4

ITEM 9.     DIRECTORS, EXECUTIVES, OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT...................................................................................4

ITEM 10.    EXECUTIVE COMPENSATION................................................................................4

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................6

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................7

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 10-KSB.............................................................7

SIGNATURES........................................................................................................7







                                       I

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

         Bullet Environmental Technologies, Inc. was originally incorporated under the laws of the State of Delaware on December 18, 1997 under the name of "Innovin Development Corporation." We merged with Innovin, Inc., a Colorado corporation effective March 5, 1998 with Innovin Development Corporation being the surviving corporation. On March 5, 1998, in anticipation of going into the mining business, we amended our Certificate of Incorporation to change our name to, "Anglo-Sierra Resources Corp." On March 15, 1999, in order to reflect our plan to market certain waste treatment technology under the trade name "Bullet," we again amended our Certificate of Incorporation to, among other things, change our name to, "Bullet Environmental Technologies, Inc."

Business of Bullet Environmental Technologies, Inc.

         We are a development stage company and are not presently engaged in any business. Accordingly, the auditors report on our financial statements notes that we will require additional financing or future profitability if we are going to remain as a going concern. Since our formation, we have explored entering into various businesses but did not commence operations in any of these businesses. The particular businesses explored were:

         - From December 18, 1997 until March 5, 1998, we explored the possibility of developing and constructing wineries. Our current management is informed that prior management identified several winery properties in British Columbia, Canada, negotiated the proposed acquisition of an interest in those properties, and attempted to raise the funds required to consummate that acquisition. Our current management is informed that efforts to raise the necessary funds were not successful and the proposed transaction was abandoned.

         - From March 5, 1998 through February 26, 1999, we intended to develop mining properties. Mining rights in two mining properties in British Columbia, Canada were acquired and we began efforts to develop those rights and obtain financing for these efforts. However, due to a subsequent decline in the price of gold ore, the high costs to maintain and develop those mineral rights, and our inability to raise additional capital for these purposes, operation of these properties never commenced and we disposed of the mining rights on February 26, 1999.

         - In March 1999, we explored developing waste and sewage treatment systems. On March 25, 1999, we acquired a license to use certain waste treatment technology utilizing the trade name "Bullet". The license entitled us to commercially use a patent-pending technology for dissolving gases into liquids at low pressure. We intended to market the technology for certain agricultural uses. Our ability to exploit the licensed technology in an economically feasible manner relied in part upon the developer of the technology being available to make technical improvements, advise on the commercial application of the technology and develop additional related applications. Subsequently, the developer decided to focus his efforts on applications of the technology in the petroleum industry, an area not permitted by our license. Accordingly, our exploitation of the technology was no longer economically feasible. No significant operations were commenced and the license to use the "Bullet" technology has since been cancelled.

         - In May 1999, we entered into a non-binding letter of intent to acquire a broker-dealer which is essentially a family-owned and operated business. Subsequently, the parties were unable to agree on various governance and management issues and the letter of intent was terminated.

         - On June 18, 1999, we entered into a second non-binding letter of intent with Somerset Financial Partners, Inc. ("Somerset"), a different financial services company. We subsequently terminated our negotiations with Somerset, executing a Mutual Termination and Release Agreement as of April 9, 2000. We are not currently engaged in any business.

Reports to Securities Holders

         We are a publicly reporting company, filing reports with the Securities and Exchange Commission ("SEC") as required by Sections 13 an 15 of the Securities Exchange Act.

         A copy of the materials which we have filed with the SEC may be obtained and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the site http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

         We do not own any real estate, nor invest in any real estate securities. We have no office facilities or real property holdings except that we currently rent office space in Vancouver, British Columbia on a month-to-month basis at a monthly rental of $2,000 Canadian.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal proceedings to which we, our director, or our officer are a party. We have no knowledge of any pending legal proceedings to which parties owning 5% of our common stock are a party. We do not know of any legal proceedings contemplated or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended February 29, 2000.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Markets - Until July 31, 1999, our common stock was quoted on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, "BLLE". Since August 1, 1999, our common stock has been quoted on the "Pink Sheets," a service maintained by the National Quotation Bureau, LLC. The approximate number of holders of the common stock as of February 29, 2000 is 56. The approximate number of shares of our common stock outstanding is 2,850,422.

         The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board and the Pink Sheets. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.

FISCAL QUARTER                                                                  HIGH                    LOW
2/24/99**-2/28/99.......................................................        6 1/4                    3 1/8

3/01/99-5/30/99.........................................................        7                          1/4

6/01/99-8/30/99.........................................................        9 9/16                   4

9/01/99-11/30/99........................................................        5 1/4                    2 1/2

12/01/99-2/29/00........................................................        4 15/16                  2 7/8

         **Our common stock was first quoted on February 24, 1999.

         Dividends - During the last two years, we have not paid any dividends, nor do we anticipate paying any cash dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place which would limit or restrict our ability to pay dividends.

         Recent Sales of Unregistered Securities - We made the following sales of unregistered common stock during the fiscal quarter ended February 29, 2000.

      DATE                                                        SHARES
    OF ISSUE      TITLE      PURCHASER                             SOLD            CONSIDERATION          EXEMPTION
    --------      -----      ---------                             ----            -------------          ---------
    01/20/00     Common      Megan Holdings Limited               100,000             $ 50,000           Regulation D
    01/20/00     Common      Milner Finance Limited               200,000              100,000           Regulation D
    01/20/00     Common      Circuit Enterprise Limited           200,000              100,000           Regulation D
    01/20/00     Common      Mabey Investments Limited            200,000              100,000           Regulation D

ITEM 6. PLAN OF OPERATIONS.

         Having terminated our negotiations for the acquisition of Somerset, we are not currently engaged in any business. We intend to explore the acquisition of one or more different financial services companies.

         We recently completed a financing through the private placement of our common stock. In January 2000, we issued seven hundred thousand shares of our common stock in consideration of the aggregate sum of $350,000. This amount was primarily used to satisfy certain administrative and professional fees previously incurred, including legal, accounting and management fees. Currently, we have approximately $8,377 in cash to be applied toward our short-term expenses. We anticipate that additional capital of approximately $200,000 will be necessary during the next twelve months in order to meet our current obligations. We plan to raise the necessary capital through one or more additional private placements of our common stock. We have no contingency plans developed in the event that we are not successful in raising additional funds through private placement.

            We have no specific plans regarding sales of plant or significant equipment, or for significant changes in the number of employees.

ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, as indexed in Item 13, are to be attached to this filing and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We did not have any disagreements on accounting or financial disclosures with our principal independent accountant during the previous two years.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVES, OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our sole director and officer, who will serve until our next annual meeting, or until his successors are elected or appointed and qualified, is as follows:

                                                                 YEAR
                        NAME                         AGE        ELECTED         OFFICE HELD
                        ----                         ---        -------         -----------
                 G.W. Norman Wareham                  46          1999          President, Treasurer, and
                                                                                Secretary


G.W. Norman Wareham - Mr. Wareham was appointed our sole director on March 26, 1999. Mr. Wareham has served, or is currently serving, on the board of directors or as an officer for several companies including ZMAX Corporation, Aquaplan, British Brasses, Solar Energy, Viper Resources and WattMonitor. Mr. Wareham has been the president of Wareham Management Ltd. since May 1996. Mr. Wareham has been a director of two Canadian public companies, Anthian Resources and Orko Gold. From June 1995 to January 1996, Mr. Wareham was an accountant with the certified general accounting firm of Wanzel, Sigmund & Overes. From April 1993 to February 1995, Mr. Wareham served as President and Chief Executive Officer of Transatlantic Financial, a private investment banking company. From August 1986 to March 1993, Mr. Wareham was a proprietor of Wareham & Company, providing accounting and management consulting services.

     We have no other officers or employees. Given that we have only one director and officer, no family relationships between such positions exists.

     No legal proceedings have been instituted in the previous five years against our sole director and officer, Mr. G.W. Norman Wareham. We have no knowledge of any legal proceedings against any predecessor director, officer, or promoter.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth certain summary information concerning the compensation paid to the President and certain former directors for the fiscal year ended February 29, 2000:

                           SUMMARY COMPENSATION TABLE

                                            Fiscal
Name and Principal Position*              Year Ended*            Salary*          Bonus*      Other Compensation*
-----------------------------------------------------------------------------------------------------------------
G.W. Norman Wareham,
President and Sole Director                 2/29/00                0                0                  0
                                            2/28/99                0                0                  0


* In addition, former officers and directors were paid management fee as follows:


                                            Fiscal
Name And Principal Position               Year Ended             Salary           Bonus       Other Compensation
-----------------------------------------------------------------------------------------------------------------
Tim Coupland,
Former President and Director               2/29/00                  0                0            $   685**
                                            2/28/99                  0                0             78,840**

Troy Adams, Former Director                 2/29/00                  0                0                  0
                                            2/28/99                  0                0              4,930**

Rick Clemens, Former Director               2/29/00                  0                0                  0
                                            2/28/99                  0                0              5,016**

** The services provided by Mr. Coupland, a trained geologist, included: locating mining properties for possible acquisition, working with consulting geologists to evaluate such properties, verification of title and good standing of mining claims, negotiating with property owners for acquisition of mining rights, preparing acquisition documents for mining properties; overseeing private placements to finance our operations, including preparing offering memoranda, subscription documents and administrative filings and stock issuances in conjunction our legal counsel; investor relations; and day-to-day operations and bookkeeping. In 1999, we also paid $4,762 to Mr. Coupland and $1,317 to Mr. Adams to reimburse them for office and travel expenses. In February 1999, owners of approximately 66% of the shares of our outstanding common stock, sold that stock. The purchasers of that stock required removal of all of the directors who had been on the board during our prior unsuccessful efforts to engage in the mining business. Accordingly, Messrs. Coupland, Adams and Clemens were replaced as directors.

Option/SAR Grants. We have not granted any options or stock appreciation rights to our officers or directors during the last fiscal year.

Aggregate Option/SAR Exercises. No stock options or stock appreciation rights have been exercised in the last fiscal year.

Long Term Incentive Plan Awards. No long term incentive plans have been awarded.

Compensation of Directors. Our directors are to be compensated based upon the fair market value of the services provided by such director to us, as approved by the board of directors from time to time. No director compensation was paid or authorized by our board of directors during the fiscal year ended February 29, 2000.

Employment Contracts And Termination Of Employment. We have not entered any employment contracts. No compensation plan or arrangement exists which provide for compensation in the event of a termination or resignation of our president.

Report on Repricing of Options/SARS. No options or stock appreciation rights have been granted to our directors or officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information regarding record owners of at least five percent of the outstanding common stock of the Company:

                                                       Number of Shares Owned
Title of Class          Name and Address               as of February 29, 2000                 % of Class
---------------------------------------------------------------------------------------------------------
   Common               Cede & Co.                              140,728                            4.94
                        Box 20
                        Bowling Green Station
                        New York, NY 10274

   Common               Affaires Financiales S.A.               200,000                            7.02
                        c/o Eugen Curti
                        Seestrasse 5 CH-8002
                        Zurich, Switzerland

   Common               Milner Finance Limited                  200,000                            7.02
                        c/o EBC Trust Corporation
                        6 Boulevard Des Moulins
                        Monaco, 98000

   Common               Circuit Enterprises Limited             200,000                            7.02
                        c/o EBC Trust Corporation
                        6 Boulevard Des Moulins
                        Monaco, 98000

   Common               Mabey Investments Limited               200,000                            7.02
                        c/o EBC Trust Corporation
                        6 Boulevard Des Moulins
                        Monaco, 98000


     Our sole director and officer does not own any shares of our common stock. No arrangements presently exist which would result in a change in control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended February 29, 2000, we paid $31,030 to Wareham Management, Ltd., a company controlled by our president, Mr. G.W. Norman Wareham, for management services provided. Payment of these management fees was approved by our board of directors.

         On February 26, 1999, we entered into an Assignment and Assumption Agreement ("Assignment Agreement") with Mr. Tim Coupland. Mr. Coupland had served as our promoter, and at the time of the Assignment Agreement, was our president and a director. Pursuant to the Assignment Agreement, all of our assets, consisting primarily of mining claims in two mining properties, which we had determined that we could not develop economically and could not afford to maintain, were assigned to Mr. Coupland. Mr. Coupland assumed all of our liabilities and obligations as of January 31, 1999. At the time, we were not aware of any actual liabilities. However, the Assignment Agreement was designed to protect us against the assertion of unanticipated claims of a type which can arise in connection with the ownership of mining claims. The Assignment Agreement, and the transaction to which it referred, were ratified and approved by the written consent of a majority of our shareholders.

         Our promoters were Mr. Tim Coupland and Mr. Andrew Hromyk who provided services in exchange for shares of our common stock.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 10-KSB

         F-1 Audited Financial Statements as of February 29, 2000, including audited balance sheet, and audited statements of income, cash flows, and changes in stockholders' equity.

         3(i)(a) Certificate of Incorporation. (incorporated by reference to the Form 10-SB filed on September 20, 1999)

             (b) Amendment to Certificate of Incorporation dated February 20, 1998. (incorporated by reference to the Form 10-SB filed on September 20, 1999)

             (c) Certificate of Amendment of Certificate of Incorporation dated March 15, 1998. (incorporated by reference to the Form 10-SB filed on September 20, 1999)

         3(ii) Bylaws. (incorporated by reference to the Form 10-SB filed on September 20, 1999)

         27         Financial Data Schedule


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

Date:    June 13, 2000                   /s/ G.W. Norman Wareham
                                         ---------------------------------------
                                         G.W. Norman Wareham, President

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                     (FORMERLY ANGLO-SIERRA RESOURCES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                FEBRUARY 29, 2000

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors of Bullet Environmental Technologies, Inc.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)


We have audited the accompanying balance sheets of Bullet Environmental Technologies, Inc. (formerly Anglo-Sierra Resources Corp. ) as at February 29, 2000 and February 28, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended February 29, 2000 and February 28, 1999 and for the period from the start of development stage on March 1, 1999 to February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 29, 2000 and February 28, 1999 and the results of its operations and its cash flows for the years ended February 29, 2000 and February 28, 1999 and for the period from the start of development stage on March 1, 1999 to February 29, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Bullet Environmental Technologies, Inc. (formerly Anglo-Sierra Resources Corp.) will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company attains further profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                           Davidson & Company

Vancouver, Canada                                         Chartered Accountants

May 24, 2000

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)


=============================================================================================================================

                                                                                           February 29,       February 28,
                                                                                                   2000               1999
-----------------------------------------------------------------------------------------------------------------------------


ASSETS


CURRENT
    Cash and cash equivalents                                                               $     8,377           $    327
                                                                                            -----------           --------

TOTAL ASSETS                                                                                $     8,377           $    327
=============================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
    Accounts payable and accrued liabilities                                                $   215,535           $  1,986
                                                                                            -----------           --------


STOCKHOLDERS' EQUITY
    Capital stock (Note 5)
       Authorized
           30,000,000  common shares, par value of $0.0001
            5,000,000  preference shares, par value of $0.0001
       Issued
            2,850,422  common shares (1999 - 150,475 common shares)                                 285                 15
    Additional paid-in capital                                                                1,146,714            311,284
    Deficit                                                                                    (316,562)          (316,562)
    Deficit accumulated during the development stage                                         (1,040,097)                --
    Accumulative comprehensive other income                                                       2,502              3,604
                                                                                            -----------           --------

                                                                                               (207,158)            (1,659)
                                                                                            -----------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $     8,377           $    327
=============================================================================================================================

HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)


 ON BEHALF OF THE BOARD:



    /s/ G. W. Norman Wareham                  Director
----------------------------------------------


   The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)


====================================================================================================================================

                                                                            From Start of
                                                                              Development
                                                                                 Stage on
                                                                                 March 1,
                                                                                  1999 to           Year Ended            Year Ended
                                                                             February 29,          February 29,         February 28,
                                                                                     2000                  2000                 1999
------------------------------------------------------------------------------------------------------------------------------------


EXPENSES
    Amortization of incorporation costs                                       $        --           $        --           $   5,089
    Bank charges                                                                      417                   417                 146
    Consulting fees                                                                80,685                80,685              14,616
    Foreign exchange loss                                                              --                    --                 344
    Management fees                                                                31,030                31,030              84,455
    Office and miscellaneous                                                        1,549                 1,549              12,346
    Printing                                                                       12,739                12,739               2,424
    Professional fees                                                             469,318               469,318              17,543
    Rent                                                                           16,695                16,695                  --
    Stock-based compensation                                                      385,700               385,700                  --
    Transfer agent and registrar                                                    4,038                 4,038              11,021
    Travel                                                                         37,926                37,926               5,930
    Write-off of resource properties                                                   --                    --             160,847
                                                                              -----------           -----------           ---------


LOSS BEFORE OTHER ITEM                                                         (1,040,097)           (1,040,097)           (314,761)

OTHER ITEM
    Write-off of investment                                                            --                    --                (175)
                                                                              -----------           -----------           ---------


LOSS FOR THE PERIOD                                                           $(1,040,097)          $(1,040,097)          $(314,936)
====================================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                                                    $     (0.48)          $   (2.52)
====================================================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING                                         2,148,831             125,073
====================================================================================================================================





   The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)


====================================================================================================================================

                                                                                          Deficit
                                                                                      Accumulated
                                  Number of               Additional                   During the       Cumulative
                                     Common                  Paid-in                  Development      Translation
                                     Shares    Amount        Capital       Deficit          Stage       Adjustment            Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT
  FEBRUARY 28, 1998                 103,511      $ 10     $    5,475     $  (1,626)   $        --        $      --      $     3,859

Shares issued for resource
  properties                         28,000         3        151,179            --             --               --          151,182

Shares issued for cash               18,964         2        154,630            --             --               --          154,632

Loss for the period                      --        --             --      (314,936)            --               --         (314,936)

Accumulative comprehensive
  other income                           --        --             --            --             --            3,604            3,604
                                  ---------      ----     ----------     ---------    -----------        ---------      -----------

BALANCE AT
  FEBRUARY 28, 1999                 150,475        15        311,284      (316,562)            --            3,604           (1,659)

Shares issued for cash            2,000,000       200         99,800            --             --               --          100,000

Shares issued for cash              700,000        70        349,930            --             --               --          350,000

Return of shares to treasury
  for cancellation                      (53)       --             --            --             --               --               --

Stock-based compensation
  for options issued to
  consultants and
  non-employees                          --        --        385,700            --             --               --          385,700

Loss for the period                      --        --             --            --     (1,040,097)              --       (1,040,097)

Accumulative comprehensive
  other income                           --        --             --            --             --           (1,102)          (1,102)
                                  ---------      ----     ----------     ---------    -----------        ---------      -----------

BALANCE AT
  FEBRUARY 29, 2000               2,850,422      $285     $1,146,714     $(316,562)   $(1,040,097)       $   2,502      $  (207,158)
====================================================================================================================================








   The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in United States Dollars)


============================================================================================================

                                                    From Start of
                                                      Development
                                                         Stage on
                                                         March 1,
                                                          1999 to            Year Ended          Year Ended
                                                     February 29,          February 29,        February 28,
                                                             2000                  2000                1999
------------------------------------------------------------------------------------------------------------



LOSS FOR THE PERIOD                                   $(1,040,097)          $(1,040,097)          $(314,936)


OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustments               (1,102)               (1,102)              3,604
                                                      -----------           -----------           ---------


COMPREHENSIVE LOSS FOR THE PERIOD                     $(1,041,199)          $(1,041,199)          $(311,332)
============================================================================================================








   The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)


==============================================================================================================================

                                                                        From Start of
                                                                          Development
                                                                             Stage on
                                                                             March 1,
                                                                              1999 to           Year Ended         Year Ended
                                                                         February 29,         February 29,       February 28,
                                                                                 2000                 2000               1999
------------------------------------------------------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                   $(1,040,097)         $(1,040,097)         $(314,936)
    Adjustments to reconcile loss to net cash
      used in operating activities:
       Amortization of incorporation costs                                         --                   --              5,089
       Write-off of resource properties                                            --                   --            160,847
       Write-off of investment                                                     --                   --                175
       Stock-based compensation                                               385,700              385,700                 --

    Changes in other operating assets and liabilities
       Increase in accounts payable and accrued liabilities                   213,549              213,549                581
                                                                          -----------          -----------          ---------

    Net cash used in operating activities                                    (440,848)            (440,848)          (148,244)
                                                                          -----------          -----------          ---------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of resource property                                               --                   --             (9,665)
                                                                          -----------          -----------          ---------

    Net cash used in investing activities                                          --                   --             (9,665)
                                                                          -----------          -----------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock for cash                                        450,000              450,000            154,632
                                                                          -----------          -----------          ---------

    Net cash provided by financing activities                                 450,000              450,000            154,632
                                                                          -----------          -----------          ---------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                           9,152                9,152             (3,277)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   (1,102)              (1,102)             3,604
                                                                          -----------          -----------          ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                       8,050                8,050                327

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    327                  327                 --
                                                                          -----------          -----------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     8,377          $     8,377          $     327
==============================================================================================================================

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                      $        --          $        --          $      --
    Income taxes                                                                   --                   --                 --
==============================================================================================================================


SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES (Note 8)

   The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 29, 2000

================================================================================

1.       HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was incorporated in Delaware on December 18, 1997. The Company was considered in the exploration stage until February 1999 at which time it ceased being an exploration stage Company.

         In March 1999, the Company changed its name from Anglo-Sierra Resources Corp. to Bullet Environmental Technologies, Inc. and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".


2.       GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financings.

         ==================================================================================================================

                                                                                             February 29,     February 28,
                                                                                                     2000             1999
         ------------------------------------------------------------------------------------------------------------------
         Deficit accumulated during the development stage                                     $(1,040,097)         $    --
         Working capital (deficiency)                                                            (207,158)          (1,659)
         ==================================================================================================================

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

         FOREIGN CURRENCY TRANSLATION

         The Company has determined that the functional currency of its operations is the local currency, the Canadian dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the year-end exchange rates. Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Related exchange gains and losses are included in a separate component of shareholders' equity under cumulative translation adjustment. Exchange gains and losses resulting from foreign currency transactions are included in income for the year.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 29, 2000

================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

         The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"),"Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

         INCOME TAXES

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components.

         REPORTING ON COSTS OF START-UP ACTIVITIES

         The American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 29, 2000

================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         LOSS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires basic and diluted earnings per share to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

         DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment in the United States.


4.       FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.


5.       CAPITAL STOCK

         COMMON STOCK

         In December 1997, the Company issued 100 shares of common stock for cash proceeds of $10.

         In December 1997, the Company issued 175,456 shares of common stock at a deemed value of $175 pursuant to a share exchange with Innovin Inc.

         In December 1997, the Company issued 2,000,000 shares of common stock for cash proceeds of $5,000.

         In January 1998, the Company issued 3,000,000 shares of common stock for cash proceeds of $300.

         In March 1998, the Company issued 600,000 shares of common stock at a deemed value of $21,182 for the acquisition of resources properties.

         In October 1998, the Company issued 275,000 shares of common stock for cash proceeds of $44,985

         In November 1998, the Company issued 216,200 shares of common stock for cash proceeds of $35,111.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 29, 2000

================================================================================

5.       CAPITAL STOCK (cont'd...)

         COMMON STOCK (cont'd...)

         In November 1998, the Company issued 800,000 shares of common stock at a deemed value of $130,000 for the acquisition of mineral properties.

         In December 1998, the Company issued 272,000 shares of common stock for cash proceeds of $44,092.

         In January 1999, the Company issued 185,000 shares of common stock for cash proceeds of $30,444.

         In March 1999, the Company implemented a 50:1 reverse stock split. Fractional shares totalling 53 shares of common stock were returned to treasury for cancellation in conjunction with the reverse stock split.

         In March 1999, the Company issued 2,000,000 shares of common stock for cash proceeds of $100,000.

         In February 2000, the Company issued 700,000 shares of common stock for cash proceeds of $350,000.

         ADDITIONAL PAID-IN CAPITAL

         The excess of proceeds received for common shares over their par value of $0.0001, less share issue costs, is credited to additional paid-in capital.

         REVERSE STOCK SPLIT

         Effective March 15, 1999, the Company implemented a 50:1 reverse stock split where each issued and outstanding share of the Company's common stock was converted to 0.02 shares of the Company's common stock. Stockholders' equity has been restated to give retroactive recognition of the reverse stock split for all periods presented by reclassifying from common shares to additional paid-in capital the par value of converted shares arising from the split. In addition, all references to number of shares and per share amounts of common shares have been restated to reflect the reverse stock split.

         NON-VESTED STOCK OPTIONS

         During the current year, the Company issued options to consultants and non-employees to acquire up to 84,504 shares of common stock of the Company at an exercise price of $0.50 per share. The options are exerciseable for a period of five years from the date that is 366 days after the completion of a public share offering by the Company.


6.       STOCK BASED COMPENSATION EXPENSE

         SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 29, 2000

================================================================================

6.       STOCK BASED COMPENSATION EXPENSE (cont'd.....)

         The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

         Following is a summary of the stock option activity:

         ===============================================================================================================

                                                                                                               Weighted
                                                                                                                Average
                                                                                                   Number      Exercise
                                                                                                of Shares         Price
         ---------------------------------------------------------------------------------------------------------------
         Outstanding at February 28, 1998 and 1999                                                     --         $  --

             Granted                                                                               84,504         $0.50
             Forfeited                                                                                 --         $  --
             Exercised                                                                                 --         $  --
                                                                                                   ------

         Outstanding at February 29, 2000                                                          84,504         $0.50
         ===============================================================================================================

         The weighted average fair value of options granted to non-employees during the current year is approximately $4.56 per share.

         Following is a summary of the status of options outstanding at February 29, 2000:

         =================================================================================================================

                                                               Outstanding Options                   Exercisable Options
                                                    --------------------------------------          ---------------------

                                                                   Weighted
                                                                    Average       Weighted                      Weighted
                                                                  Remaining        Average                       Average
                                                                Contractual       Exercise                      Exercise
         Exercise Price                             Number             Life          Price          Number         Price
         -----------------------------------------------------------------------------------------------------------------
         $ 0.50                                     84,504             5.00          $0.50              --         $0.50
         =================================================================================================================

         COMPENSATION

         The Company granted 84,504 options to consultants and non-employees during the current period which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the year ended February 29, 2000 was $385,700. This amount can be allocated to the other expense categories in the accompanying statements of operations as consulting fees of $255,600 and professional fees of $130,100.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 29, 2000

================================================================================

6.       STOCK BASED COMPENSATION EXPENSE (cont'd.....)


         COMPENSATION (cont'd.....)


         The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

         ==================================================================================================================

                                                                                              February 29,    February 28,
                                                                                                      2000            1999
         ------------------------------------------------------------------------------------------------------------------
         Risk-free interest rate                                                                      7.00%             --
         Expected life of the options                                                               2 years             --
         Expected volatility                                                                           194%             --
         Expected dividend yield                                                                        --              --
         ==================================================================================================================


7.       RELATED PARTY TRANSACTIONS


         During the year ended February 29, 2000, the Company entered into the following transactions with related parties:

         a) Paid management fees of $31,030 (1999 - $Nil) to a company controlled by a director of the Company.

         b) Paid or accrued management fees of $Nil (1999 - $84,455) to a former director or a company controlled by the former director of the Company.

         c) Paid consulting fees of $685 (1999 - $5,016) to a former director of the Company.



8. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES


         There were no significant non-cash transactions for the year ended February 29, 2000.

         Significant non-cash transactions for the year ended February 28, 1999 included:

         a) The Company issuing 12,000 shares of common stock in the amount of $21,182 as consideration for the acquisition of resource properties.

         b) The Company issuing 16,000 shares of common stock in the amount of $130,000 as part consideration for the acquisition of resource properties.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(formerly Anglo-Sierra Resources Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 29, 2000

================================================================================

9.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         ==================================================================================================================

                                                                                            February 29,      February 28,
                                                                                                    2000              1999
         ------------------------------------------------------------------------------------------------------------------
         Tax benefit of net operating loss carryforward                                        $ 436,500          $ 46,340
         Valuation allowance                                                                    (436,500)          (46,340)
                                                                                               ---------          --------

                                                                                               $      --          $     --
         ==================================================================================================================

         The Company has a net operating loss carryforward of approximately $970,000 (1999 - $316,000). The valuation allowance increased to $436,500 from $46,340 during the period ended February 29, 2000 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

         The operating loss carryforwards expire as follows:

         2005                                                      $  1,000
         2006                                                       315,000
         2007                                                       654,000
                                                                   --------
                                                                   $970,000
                                                                   ========


10.      ACCUMULATED COMPREHENSIVE OTHER INCOME

         Total comprehensive loss for the year ended February 29, 2000, and the year ended February 28, 1999 is $(1,041,199) and $(311,332), respectively. The only item included in other comprehensive income is foreign currency translation adjustments in the amounts of $(1,102) for the year ended February 29, 2000 and $3,604 for the year ended February 28, 1999.

         ===================================================================================================================

                                                                                           Foreign
                                                                                          Currency           Accumulated
                                                                                       Translation         Comprehensive
                                                                                        Adjustment          Other Income
         -------------------------------------------------------------------------------------------------------------------
         Beginning balance, February 28, 1998                                              $    --               $    --

         Current period change                                                               3,604                 3,604
                                                                                           -------               -------

         Ending balance, February 28, 1999                                                   3,604                 3,604

         Current period change                                                              (1,102)               (1,102)
                                                                                           -------               -------

         Ending balance, February 29, 2000                                                 $ 2,502               $ 2,502
         ===================================================================================================================