Form 10QSB
period 2000-05-31
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-07-24
CIK 1057327

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2000:

         CLASS                                   NUMBER OF SHARES
Common Stock, $0.0001 par value                      2,850,422


TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
Yes    /X/                 No  / /

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                    (formerly, Anglo-Sierra Resources Corp.)

                                      INDEX



     PART I. FINANCIAL INFORMATION:

Item 1.           Financial Statements
                  Statements of Financial Condition -
                  May 31, 2000 and May 31, 1999

                  Statements of Operation - Three Months
                  Ended May 31, 2000 and 1999

                  Statements of Changes in Stockholders'
                  Equity - Three Months Ended May 31, 2000

                  Statements of Comprehensive Income  -
                  Three Months Ended May 31, 2000 and 1999

                  Statements of Cash Flows - Three Months
                  Ended May 31, 2000 and 1999

                  Notes to Financial Statements

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


     PART II. OTHER INFORMATION:

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                         PART I - FINANCIAL INFORMATION
                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                     (FORMERLY ANGLO-SIERRA RESOURCES CORP.)

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying financial statements of BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (the "Company") are unaudited but, in the opinion of management, reflect in all material respects, the Company's financial condition and changes therein as of May 31, 2000, and the results of operations and cashflows for the period, in conformity with generally accepted accounting principles.



                                                                                          May 31,         February 29,
                                                                                           2000               2000
                                                                                        (Unaudited)        (Audited)
                                                                                        -----------        -----------

ASSETS


CURRENT
    Cash and cash equivalents                                                           $     1,249        $     8,377
                                                                                        -----------        -----------

TOTAL ASSETS                                                                            $     1,249        $     8,377
                                                                                        ===========        ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                            $   226,529        $   215,535
                                                                                        -----------        -----------


STOCKHOLDERS' EQUITY
     Capital stock (Note 5) Authorized
           30,000,000 Common shares, par value of $0.0001
            5,000,000 Preference shares, par value of $0.0001
       Issued
            2,850,422 Common shares (February 29, 2000 - 2,850,422 common shares)               285                285
    Additional paid-in capital                                                            1,146,714          1,146,714
    Deficit                                                                                (316,562)          (316,562)
    Deficit accumulated during the development stage                                     (1,058,292)        (1,040,097)
    Accumulative comprehensive other income                                                   2,575              2,502
                                                                                        -----------        -----------

                                                                                           (225,280)          (207,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $     1,249        $     8,377
                                                                                        ===========        ===========


         HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)

 ON BEHALF OF THE BOARD:

             /s/ G.W. Norman Wareham                 Director
  ----------------------------------------------


   The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)



                                                                   From Start of
                                                                    Development
                                                                      Stage on
                                                                       March 1,       Three Month        Three Month
                                                                       1999 to        Period Ended       Period Ended
                                                                        May 31,          May 31,           May 31,
                                                                        2000               2000               1999
                                                                   --------------     ------------       ------------

EXPENSES
    Bank charges                                                    $       499        $        82        $        17
    Consulting fees                                                      80,685                 --                 --
    Management fees                                                      43,790             12,760                 --
    Office and miscellaneous                                              2,268                719                 --
    Printing                                                             14,349              1,610                 --
    Professional fees                                                   470,539              1,221                750
    Rent                                                                 16,695                 --              1,437
    Stock-based compensation                                            385,700                 --                 --
    Transfer agent and registrar                                          4,797                759              1,538
    Travel                                                               38,970              1,044                 --
                                                                    -----------        -----------        -----------

LOSS FOR THE PERIOD                                                 $(1,058,292)       $   (18,195)       $    (3,742)
                                                                    ===========        ===========        ===========


BASIC AND DILUTED LOSS PER SHARE                                                       $     (0.01)       $     (0.01)
                                                                                       ===========        ===========


WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING         2,850,422          2,148,831          1,585,258
                                                                    ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)



                                                                                   Deficit
                                                                                  Accumulated
                                   Number of            Additional                 During the        Cumulative
                                    Common                Paid-in                 Development        Translation
                                    Shares      Amount    Capital     Deficit         Stage          Adjustment            Total
                                   ----------   ------  ----------   ---------    -----------        ------------      -----------
BALANCE AT
 FEBRUARY 28, 1999                    150,475    $ 15   $  311,284   $(316,562)   $        --        $   3,604        $    (1,659)

Shares issued for cash              2,000,000     200       99,800          --             --               --            100,000

Shares issued for cash                700,000      70      349,930          --             --               --            350,000

Return of shares to treasury
 for cancellation                         (53)     --           --          --             --               --                 --

Stock-based compensation
 for options issued to
 Consultants and
 non-employees                             --      --      385,700          --             --               --            385,700

Loss for the period                        --      --           --          --     (1,040,097)              --         (1,040,097)

Accumulative comprehensive
 other income                              --      --           --          --             --           (1,102)            (1,102)
                                   ----------    ----   ----------   ---------    -----------        ---------        -----------

BALANCE AT
 FEBRUARY 29, 2000                  2,850,422     285    1,146,714    (316,562)    (1,040,097)           2,502           (207,158)

Loss for the period                        --      --           --          --        (18,195)              --            (18,195)

Accumulative comprehensive
 other income                              --      --           --          --             --               73                 73
                                   ----------    ----   ----------   ---------    -----------        ---------        -----------

BALANCE AT
 MAY 31, 2000                       2,850,422    $285   $1,146,714   $(316,562)   $(1,058,292)       $   2,575        $  (225,280)
                                   ==========    ====   ==========   =========    ===========        =========        ===========


The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in United States Dollars)
(Unaudited)



                                                 From Start of
                                                  Development
                                                    Stage on
                                                     March 1,       Three Month      Three Month
                                                     1999 to        Period Ended    Period Ended
                                                     May 31,          May 31,         May 31,
                                                      2000             2000             1999
                                                 --------------     ------------    ------------


LOSS FOR THE PERIOD                                $(1,058,292)       $(18,195)       $(3,742)


OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustments            (1,029)             73          4,805
                                                   -----------        --------        -------


COMPREHENSIVE LOSS FOR THE PERIOD                  $(1,059,321)       $(18,122)       $ 1,063
                                                   ===========        ========        =======


   The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)



                                                                 From Start of
                                                                  Development
                                                                   Stage on
                                                                    March 1,       Three Month      Three Month
                                                                    1999 to        Period Ended     Period Ended
                                                                    May 31,           May 31,          May 31,
                                                                      2000              2000             1999
                                                                 --------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                            $(1,058,292)       $(18,195)       $  (3,742)
    Adjustments to reconcile loss to net cash
      Used in operating activities:
       Stock-based compensation                                        385,700              --               --

    Changes in other operating assets and liabilities:
       Increase in prepaid expense                                          --              --           (5,000)
       Increase in accounts payable and accrued liabilities            224,543          10,994              463
                                                                   -----------        --------        ---------

    Net cash used in operating activities                             (448,049)         (7,201)          (8,279)
                                                                   -----------        --------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock for cash                                 450,000              --          100,000
                                                                   -----------        --------        ---------

    Net cash provided by financing activities                          450,000              --          100,000
                                                                   -----------        --------        ---------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                    1,951          (7,201)          91,721


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            (1,029)             73            4,805
                                                                   -----------        --------        ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                  922          (7,128)          96,526


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             327           8,377              327
                                                                   -----------        --------        ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     1,249        $  1,249        $  96,853
                                                                   ===========        ========        =========


CASH PAID DURING THE PERIOD FOR:
    Interest expense                                               $        --        $     --        $      --
    Income taxes                                                            --              --               --
                                                                   ===========        ========        =========

SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES (Note 8)

   The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MAY 31, 2000
(Unaudited)




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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended February 29, 2000. The results of operations for the three months ended May 31, 2000 are not necessarily indicative of the results to be expected for the year ending February 28, 2001.


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


                                                         May 31,          February 29,
                                                          2000               2000
                                                       -----------        -----------
Deficit accumulated during the development stage       $(1,058,292)       $(1,040,097)
Working capital (deficiency)                              (225,280)          (207,158)
                                                       ===========        ===========



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

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MAY 31, 2000
(Unaudited)




3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MAY 31, 2000
(Unaudited)


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MAY 31, 2000
(Unaudited)




5.       CAPITAL STOCK (cont'd...)


         COMMON STOCK (cont'd...)

         In March 1998, the Company issued 600,000 shares of common stock at a deemed value of $21,182 for the acquisition of resources properties.

         In October 1998, the Company issued 275,000 shares of common stock for cash proceeds of $44,985.

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


         NON-VESTED STOCK OPTIONS

         During the year ended February 29, 2000, the Company issued options to consultants and non-employees to acquire up to 84,504 shares of common stock of the Company at an exercise price of $0.50 per share. The options are exerciseable for a period of five years from the date that is 366 days after the completion of a public share offering by the Company.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MAY 31, 2000
(Unaudited)


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

         Following is a summary of the stock option activity:



                                                                                    Weighted
                                                                                    Average
                                                                        Number      Exercise
                                                                      of Shares      Price
                                                                      ----------   ----------
         Outstanding at February 28, 1999 and February 29, 2000           84,504   $     0.50

             Granted                                                          --   $       --
             Forfeited                                                        --   $       --
             Exercised                                                        --   $       --
                                                                      ----------
         Outstanding at May 31, 2000                                      84,504   $     0.50
                                                                      ==========   ==========

         Following is a summary of the status of options outstanding at May 31, 2000:



                                                  Outstanding Options                      Exercisable Options
                                      --------------------------------------------    ------------------------------

                                                          Weighted
                                                           Average       Weighted                          Weighted
                                                         Remaining        Average                           Average
                                                       Contractual       Exercise                          Exercise
Exercise Price                               Number           Life          Price            Number           Price
------------------------------------- -------------- -------------- -------------- -- -------------- ---------------
$ 0.50                                       84,504          5.00         $  0.50                -         $  0.50
===================================== =============  ============   =============     ============   =============

         COMPENSATION

         The Company granted 84,504 options to consultants and non-employees during the year ended February 29, 2000 which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the year ended February 29, 2000 was $385,700. This amount can be allocated to the other expense categories in the accompanying statements of operations as consulting fees of $255,600 and professional fees of $130,100.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MAY 31, 2000
(Unaudited)




6.       STOCK BASED COMPENSATION EXPENSE (cont'd.....)

         The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:


                                            May 31,  February 29,
                                             2000       2000
                                            -------  -----------
         Risk-free interest rate                 --       7.00%
         Expected life of the options            --    2 years
         Expected volatility                     --        194%
         Expected dividend yield                 --         --
                                            =======    =======


7.       RELATED PARTY TRANSACTIONS

         During the period ended May 31, 2000, the Company entered into the following transactions with related parties:

         a) Paid or accrued management fees of $12,760 (1999 - $Nil) to a company controlled by a director of the Company.

         As at May 31, 2000, $7,559 of management fees are due to a company controlled by a director of the Company.


8. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

         There were no significant non-cash transactions for the three month periods ended May 31, 2000 and 1999.


9.       INCOME TAXES

         The Company's total deferred tax asset is as follows:


                                                               May 31,        February 29,
                                                                2000             2000
                                                              ---------        ---------
         Tax benefit of net operating loss carryforward       $ 444,600        $ 436,500
         Valuation allowance                                   (444,600)        (436,500)
                                                              ---------        ---------

                                                              $      --        $      --
                                                              =========        =========

         The Company has a net operating loss carryforward of approximately $988,000 (February 29, 2000 - $970,000). The valuation allowance increased to $444,600 from $436,500 during the three month period ended May 31, 2000 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
MAY 31, 2000
(Unaudited)




9.       INCOME TAXES (cont'd.....)

         The operating loss carryforwards expire as follows:

2005                                     $          1,000
2006                                              315,000
2007                                              654,000
2008                                               18,000
                                         ----------------

                                         $        988,000
                                         ================


10.      ACCUMULATED COMPREHENSIVE OTHER INCOME

         Total comprehensive loss for the three month periods ended May 31, 2000 and May 31, 1999 is $(18,122) and $1,068, respectively. The only item included in other comprehensive income is foreign currency translation adjustments in the amounts of $73 and ($1,102) for the three month periods ended May 31, 2000 and May 31, 1999, respectively.


                                                     Foreign
                                                     Currency       Accumulated
                                                    Translation    Comprehensive
                                                    Adjustment     Other Income
                                                    -----------    ------------
         Beginning balance, February 28, 1999       $     3,604    $     3,604

         Current period change                           (1,102)        (1,102)
                                                    -----------    -----------

         Ending balance, February 29, 2000                2,502          2,502

         Current period change                               73             73
                                                    -----------    -----------

         Ending balance May 31, 2000                $     2,575    $     2,575
                                                    ===========    ===========

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion is based on our financial statements included in Item 1 of this filing. Such financial statements have been prepared in accordance with generally accepted accounting principles.

         FORWARD-LOOKING STATEMENTS. The statements contained in this filing that are not historical fact are "forward-looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimates," "projects," "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the timing, costs and scope of its acquisition of, or investments in, existing businesses, the revenue and profitability levels of such businesses, and other matters contained above and herein in this filing regarding matters that are not historical facts, are only predictions. No assurance can be given that the future results indicated, whether expressed or implied, will be achieved. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

         OVERVIEW AND PLAN OF OPERATION. As of May 31, 2000, we are not engaged in any business and have not earned any revenues. Having terminated our negotiations for the acquisition of a financial services company during the fourth quarter of fiscal year 1999, we are not currently engaged in any business. We intend to explore the acquisition of one or more different financial services companies in the future.

         MATERIAL CHANGES IN FINANCIAL CONDITION. Due to our not being engaged in any business, the only material change to our financial condition is reflected in the increase in expenses incurred, with a corresponding increase to the reported accounts payable. For the three months ended May 31, 2000, we incurred expenses totaling $18,195. These expenses were incurred primarily for management services and for other professional services rendered in connection with the securities reporting required pursuant to the Securities Exchange Act of 1934. Such expenses include: $12,760 in management fees, $1,610 in printing expenses; $1,221 in professional fees; and $759 in transfer agent fees. Additionally, we incurred expenses during the quarter for office expenses ($719), travel ($1,044), and bank charges ($82).

         YEAR 2000. All of our information technology ("IT") and non-IT systems have continued to function beyond January 1, 2000 without any interruption. As the Year 2000 progresses, however, we may experience IT problems associated with the Year 2000 that have not yet been discovered. As we are not presently engaged in any business, the risk of such occurrence is limited. We will continue to monitor our equipment and systems as necessary.

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

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

    ITEM 5.  OTHER INFORMATION - None.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  EXHIBITS

           27 Financial Data Schedule for the period ended May 31, 2000.

           (b) REPORTS ON FORM 8-K - None.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.


   Date: July 24, 2000               /s/ G.W. Norman Wareham
                                     -------------------------
                                     G.W. Norman Wareham
                                     President, Treasurer and
                                     Chief Executive Officer