Form 10QSB
period 2000-08-31
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-10-16
CIK 1057327

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2000:

             CLASS                                   NUMBER OF SHARES
Common Stock, $0.0001 par value                      2,850,422

TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
Yes     X                 No

                    BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                    (formerly, Anglo-Sierra Resources Corp.)

                                     INDEX


     PART I. FINANCIAL INFORMATION:

Item 1.           Financial Statements
                  Statements of Financial Condition -
                  August 31, 2000 and August 31, 1999

                  Statements of Operation - Three and Six Months
                  Ended August 31, 2000 and 1999

                  Statements of Changes in Stockholders'
                  Equity -  Six Months Ended August 31, 2000

                  Statements of Comprehensive Income -
                  Three and Six Months Ended August 31, 2000 and 1999

                  Statements of Cash Flows - Six Months
                  Ended August 31, 2000 and 1999

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

         Signature

                         PART I - FINANCIAL INFORMATION
                    BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                    (FORMERLY ANGLO-SIERRA RESOURCES CORP.)

ITEM 1.  FINANCIAL STATEMENTS

         The accompanying financial statements of BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (the "Company") are unaudited but, in the opinion of management, reflect in all material respects, the Company's financial condition and changes therein as of August 31, 2000, and the results of operations and cashflows for the period, in conformity with generally accepted accounting principles.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

=============================================================================================================================

                                                                                                 August 31,     February 29,
                                                                                                       2000             2000
-----------------------------------------------------------------------------------------------------------------------------


ASSETS

CURRENT
    Cash and cash equivalents                                                               $           676  $         8,377
                                                                                            ---------------  ----------------

TOTAL ASSETS                                                                                $           676  $         8,377
=============================================================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                                $       234,622  $       215,535
    Note payable (Note 5)                                                                            20,165             -
                                                                                            ---------------  ---------------

    Total current liabilities                                                                       254,787          215,535
                                                                                            ---------------  ---------------

STOCKHOLDERS' EQUITY
    Capital stock (Note 6)
       Authorized
           30,000,000  Common shares, par value of $0.0001
            5,000,000  Preference shares, par value of $0.0001 Issued
            2,850,422  Common shares (February 29, 2000 - 2,850,422 common shares)                      285              285
    Additional paid-in capital                                                                    1,146,714        1,146,714
    Deficit                                                                                        (316,562)        (316,562)
    Deficit accumulated during the development stage                                             (1,086,970)      (1,040,097)
    Accumulative comprehensive other income                                                           2,422            2,502
                                                                                            ---------------  ---------------

                                                                                                   (254,111)        (207,158)
                                                                                            ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $           676  $         8,377
=============================================================================================================================


              The accompanying notes are an integral part of these
                             financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                         From Start of
                                           Development
                                              Stage on
                                              March 1,       Three Month       Three Month        Six Month         Six Month
                                               1999 to      Period Ended      Period Ended     Period Ended      Period Ended
                                            August 31,        August 31,        August 31,       August 31,        August 31,
                                                  2000              2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------


EXPENSES
    Bank charges                       $           581  $            82   $            82   $           164  $            99
    Consulting fees                             80,685             -               62,444              -              62,444
    Interest                                       165              165              -                  165             -
    Management fees                             53,421            9,631              -               22,391             -
    Office and miscellaneous                     2,527              259               471               978              471
    Printing                                    17,282            2,933              -                4,543             -
    Professional fees                          485,897           15,358           264,220            16,579          264,970
    Rent                                        16,695             -                6,481              -               7,918
    Stock-based compensation                   385,700             -                 -                 -                -
    Transfer agent and registrar                 5,047              250               750             1,009            2,288
    Travel                                      38,970             -               35,955             1,044           35,955
                                       ---------------  ---------------   ---------------   ---------------  ---------------

LOSS FOR THE PERIOD                    $    (1,086,970) $       (28,678)  $      (370,403)  $       (46,873) $      (374,145)
==============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                        $        (0.01)   $        (0.17)   $        (0.02)  $        (0.20)
==============================================================================================================================


WEIGHTED AVERAGE NUMBER OF
    SHARES OF COMMON STOCK
    OUTSTANDING                                               2,850,422         2,150,475         2,850,422        1,878,736
==============================================================================================================================



              The accompanying notes are an integral part of these
                             financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                                                                          Deficit
                                                                                      Accumulated  Accumulative
                                   Number of                 Additional                During the    Comprehen-
                                      Common                    Paid-in               Development          sive
                                      Shares       Amount       Capital      Deficit        Stage  Other Income         Total
------------------------------------------------------------------------------------------------------------------------------


BALANCE AT
 FEBRUARY 28, 1999                   150,475  $        15  $   311,284   $  (316,562) $      -     $      3,604  $    (1,659)

Common stock issued for cash       2,000,000          200       99,800          -            -             -         100,000

Common stock issued for cash         700,000           70      349,930          -                          -         350,000
                                                                                             -
Return of common stock  to
 Treasury for cancellation               (53)        -            -             -            -             -            -

Stock-based compensation
 For options issued to
 Consultants and
 Non-employees                          -            -         385,700          -            -             -         385,700

Loss for the period                     -            -            -             -      (1,040,097)         -      (1,040,097)

Translation adjustment                  -            -            -             -            -           (1,102)      (1,102)
                                 -----------  -----------  -----------   -----------  -----------  ------------  -----------

BALANCE AT
 FEBRUARY 29, 2000                 2,850,422          285    1,146,714      (316,562)  (1,040,097)        2,502     (207,158)

Loss for the period                     -            -            -             -         (46,873)         -         (46,873)

Translation adjustment                  -            -            -             -            -              (80)         (80)
                                 -----------  -----------  -----------   -----------  -----------  ------------  -----------

BALANCE AT
 AUGUST 31, 2000                   2,850,422  $       285  $ 1,146,714   $  (316,562) $(1,086,970) $      2,422  $  (254,111)
==============================================================================================================================



              The accompanying notes are an integral part of these
                             financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in United States Dollars)
(Unaudited)

==============================================================================================================================
                                         From Start of
                                           Development
                                              Stage on
                                              March 1,       Three Month       Three Month        Six Month         Six Month
                                               1999 to      Period Ended      Period Ended     Period Ended      Period Ended
                                            August 31,        August 31,        August 31,       August 31,        August 31,
                                                  2000              2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------


LOSS FOR THE PERIOD                    $    (1,086,970) $       (28,678)  $      (370,403)  $       (46,873) $      (374,145)


OTHER COMPREHENSIVE INCOME
    Foreign currency translation
       Adjustments                              (1,182)            (153)           (3,447)              (80)           1,358
                                       ---------------  ---------------   ---------------   ---------------  ---------------


COMPREHENSIVE LOSS FOR
       THE PERIOD                      $    (1,088,152) $       (28,831)  $      (373,850)  $       (46,953) $      (372,787)
==============================================================================================================================







              The accompanying notes are an integral part of these
                             financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                            From Start of
                                                                              Development
                                                                                 Stage on
                                                                                 March 1,         Six Month         Six Month
                                                                                  1999 to      Period Ended      Period Ended
                                                                               August 31,        August 31,        August 31,
                                                                                     2000              2000              1999
------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                   $    (1,086,970) $       (46,873)  $      (374,145)
    Adjustments to reconcile loss to net cash used in
     Operating activities:
       Stock-based compensation                                                   385,700             -                 -
       Interest                                                                       165              165              -

    Changes in other operating assets and liabilities:
       Increase in prepaid expense                                                   -                -                 -
       Increase in accounts payable and accrued liabilities                       232,636           19,087           283,602
                                                                          ---------------  ---------------   ---------------

    Net cash used in operating activities                                        (468,469)         (27,621)          (90,543)
                                                                          ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock for cash                                            450,000             -              100,000
    Note payable                                                                   20,000           20,000              -
                                                                          ---------------  ---------------   ---------------

    Net cash provided by financing activities                                     470,000           20,000           100,000
                                                                          ---------------  ---------------   ---------------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                               1,531           (7,621)            9,457


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       (1,182)             (80)            1,358
                                                                          ---------------  ---------------   ---------------


NET CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                             349           (7,701)           10,815


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        327            8,377               327
                                                                          ---------------  ---------------   ---------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $           676  $           676   $        11,142
==============================================================================================================================


CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                      $          -     $           -     $         -
    Income taxes                                                                     -                 -               -
==============================================================================================================================


              The accompanying notes are an integral part of these
                             financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
AUGUST 31, 2000
(Unaudited)


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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the C0ompany for the year ended February 29, 2000. The results of operations for the six months ended August 31, 2000 are not necessarily indicative of the results to be expected for the year ending February 28, 2001.

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

                                                                                           August 31,     February 29,
                                                                                                 2000             2000
         ==============================================================================================================
         Deficit accumulated during the development stage                               $  (1,086,970)   $  (1,040,097)
         Working capital (deficiency)                                                        (254,111)        (207,158)
         ============================================================================== ================ ==============

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

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
AUGUST 31, 2000
(Unaudited)




3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         FOREIGN CURRENCY TRANSLATION

         The Company has determined that the functional currency of its operations is the local currency, the Canadian dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the year-end exchange rates. Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Related exchange gains and losses are included in a separate component of stockholders' equity. Exchange gains and losses resulting from foreign currency transactions are included in income for the year.

         STOCK-BASED COMPENSATION

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

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
AUGUST 31, 2000
(Unaudited)




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

4.       FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts payable and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

5.       NOTE PAYABLE


                                                                                        August 31,     February 29,
                                                                                              2000             2000
         -----------------------------------------------------------------------------------------------------------
         Principal amount                                                            $      20,000   $        -
         Accrued interest                                                                      165            -
                                                                                     -------------   ---------------

                                                                                     $      20,165   $        -
         ===========================================================================================================

         The note payable bears interest at 6% per annum, is unsecured and is due on demand. The fair value of the note payable is not determinable as it has no specific terms of repayment.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
AUGUST 31, 2000
(Unaudited)



6.       CAPITAL STOCK

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

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
AUGUST 31, 2000
(Unaudited)




7.       STOCK BASED COMPENSATION EXPENSE

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

         Following is a summary of the stock option activity:

         ==============================================================================================================
                                                                                                              Weighted
                                                                                                               Average
                                                                                                 Number       Exercise
                                                                                              of Shares          Price
         --------------------------------------------------------------------------------------------------------------
         Outstanding at February 28, 1999                                                        -       $          -

             Granted                                                                           84,504              0.50
             Forfeited                                                                           -                  -
             Exercised                                                                           -                  -
                                                                                        -------------

         Outstanding at February 29, 2000 and August 31, 2000                                  84,504              0.50
         ==============================================================================================================

         Following is a summary of the status of options outstanding at August 31, 2000:

==============================================================================================================
                                          Outstanding Options                       Exercisable Options
                              --------------------------------------------    --------------------------------
                                                  Weighted
                                                   Average       Weighted                            Weighted
                                                 Remaining        Average                             Average
                                               Contractual       Exercise                            Exercise
Exercise Price                       Number           Life          Price            Number             Price
--------------------------------------------------------------------------------------------------------------
$ 0.50                               84,504          5.00   $        0.50              -     $        0.50
==============================================================================================================

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

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
AUGUST 31, 2000
(Unaudited)




7.       STOCK BASED COMPENSATION EXPENSE (cont'd...)

         The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

============================================================================================================
                                                                                 August 31,    February 29,
                                                                                       2000            2000
------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                                  -           7.00%
Expected life of the options                                                             -         2 years
Expected volatility                                                                      -            194%
Expected dividend yield                                                                  -               -
============================================================================================================

8.       RELATED PARTY TRANSACTIONS

         During the six month period ended August 31, 2000, the Company paid or accrued management fees of $22,391 (1999 - $Nil) to a company controlled by a director of the Company.

         Included in accounts payable as at August 31, 2000 is $12,008 of accrued management fees due to a company controlled by a director of the Company.

9.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         ==============================================================================================================
                                                                                          August 31,      February 29,
                                                                                                2000              2000
         --------------------------------------------------------------------------------------------------------------
         Tax benefit of net operating loss carryforward                                $     457,200     $     436,500
         Valuation allowance                                                                (457,200)         (436,500)
                                                                                       -------------     -------------

                                                                                       $        -        $        -
         ==============================================================================================================

         The Company has a net operating loss carryforward of approximately $1,016,000 (February 29, 2000 - $970,000). The valuation allowance increased to $457,200 from $436,500 during the six month period ended August 31, 2000 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

         The operating loss carryforwards expire as follows:

2005                                                                     $          1,000
2006                                                                              315,000
2007                                                                              654,000
2008                                                                               46,000
                                                                         ----------------

                                                                         $      1,016,000
                                                                         ================

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
AUGUST 31, 2000
(Unaudited)




10.      ACCUMULATED COMPREHENSIVE OTHER INCOME

         Total comprehensive loss for the six month periods ended August 31, 2000 and August 31, 1999 is $(46,953) and $(372,787), respectively.
         The only item included in other comprehensive income is foreign currency translation adjustments in the amounts of $(80) and $1,358 for the six month periods ended August 31, 2000 and August 31, 1999, respectively.

=============================================================================================================
                                                                                   Foreign
                                                                                  Currency       Accumulated
                                                                               Translation     Comprehensive
                                                                                Adjustment      Other Income
-------------------------------------------------------------------------------------------------------------
Beginning balance, February 28, 1999                                      $          3,604  $          3,604

Change for the period                                                               (1,102)           (1,102)
                                                                          ----------------  ----------------

Ending balance, February 29, 2000                                                    2,502             2,502

Current period change                                                                  (80)              (80)
                                                                          ----------------  ----------------

Ending balance August 31, 2000                                            $          2,422  $          2,422
========================================================================= ================= =================

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion is based on our Consolidated Financial Statements included in Item 1 of this filing. Such financial statements have been prepared in accordance with generally accepted accounting principles.

         FORWARD-LOOKING STATEMENTS. The statements contained in this filing that are not historical fact are "forward-looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimates," "projects," "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the timing, costs and scope of its acquisition of, or investments in, existing businesses, the revenue and profitability levels of such businesses, and other matters contained above and herein in this filing regarding matters that are not historical facts, are only predictions. No assurance can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to our business which, although considered reasonable our management, may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of our management, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this filing. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

         OVERVIEW AND PLAN OF OPERATION. As of August 31, 2000, we are not engaged in any business and have not earned any revenues. Having terminated our negotiations for the acquisition of a financial services company during the fourth quarter of fiscal year 1999, we are not currently engaged in any business. We intend to explore the acquisition of one or more different companies in the future and intend to raise additional funds in order to do so.

         MATERIAL CHANGES IN FINANCIAL CONDITION. The only material changes to our financial condition are reflected in the increase in current liabilities due to our incurring additional expenses and our borrowing of funds pursuant to certain promissory notes. On July 7, 2000, we borrowed $15,000 from ZMAX Capital Corp. to be used as working capital. We executed a promissory demand note payable to ZMAX Capital, bearing 6% interest. On August 8, 2000, we borrowed an additional $5,000 from ZMAX Capital to be used as working capital. This debt was also evidenced by a 6% demand promissory note payable to ZMAX Capital.

         For the three months ended August 31, 2000, we incurred expenses totaling $28,678. These expenses were incurred primarily for management services and for other professional services rendered in connection with the securities reporting required pursuant to the Securities Exchange Act of 1934. Such expenses include: $9,631 in management fees; $2,933 in printing expenses; $15,358 in professional fees; and $250 in transfer agent fees. Additionally, we incurred expenses during the quarter for interest expense ($165) office expenses ($259), and bank charges ($82).

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

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

    ITEM 5.  OTHER INFORMATION - None.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  EXHIBITS

           27     Financial Data Schedule for the period ended August 31, 2000.

           (b)  REPORTS ON FORM 8-K - None.



                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BULLET ENVIRONMENTAL TECHNOLOGIES, INC.


   Date: October ____, 2000             _________________________
                                        G.W. Norman Wareham
                                        President, Treasurer and
                                        Chief Executive Officer