Form 10QSB
period 2000-11-30
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-02-12
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

-------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM               TO
                                                 -------------    -------------

Commission File Number: 1-15165

-------------------------------------------------------------------------------

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)

-------------------------------------------------------------------------------


                  Delaware                               98-0208402
         (Jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

                  Suite 1818
                  1177 West Hastings Street,
                  Vancouver, British Columbia
                  Canada                                       V6E 2K3

         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (604) 602-1717


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes
[X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2000: 2,850,422 shares of Common Stock, $0.0001 par value

Traditional Small Business Disclosure Form  (check one) Yes [X] No [ ]

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Balance Sheets - November 30, 2000 and February 29, 2000

                  Statements of Operations - Three and Nine Months Ended November 30, 2000 and 1999

                  Statements of Cash Flows - Nine Months
                  Ended November 30, 2000 and 1999

                  Notes to the Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signature

                          PART I: FINANCIAL INFORMATION

         To simplify the language in this document, Bullet Environmental Technologies, Inc. is referred to as "We" or the "Company".

                          ITEM 1. FINANCIAL STATEMENTS

         The accompanying financial statements of the Company are unaudited but, in the opinion of management, reflect in all material respects the Company's financial condition and changes therein as of November 30, 2000, and the results of operations and cashflows for the period, in conformity with generally accepted accounting principles.

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                NOVEMBER 30, 2000



                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      (Expressed in United States Dollars)
                                   (Unaudited)

==========================================================================================================================

                                                                                          November 30,        February 29,
                                                                                                  2000                2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                         $          3,613    $          8,377
                                                                                      ----------------    ----------------

TOTAL ASSETS                                                                          $          3,613    $          8,377
==========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable and accrued liabilities                                          $        330,208    $        215,535
    Due to related party (Note 2)                                                                5,022                  -
    Note payable (Note 3)                                                                       45,690                  -
                                                                                      ----------------    ----------------

    Total current liabilities                                                                  380,920             215,535
                                                                                      ----------------    ----------------

Stockholders' equity
    Capital stock
       Authorized 30,000,000 common shares, par value of $0.0001
         5,000,000 preference shares, par value of $0.0001
       Issued 2,850,422 common shares
         (February 29, 2000 - 2,850,422 common shares)                                            285                 285
    Additional paid-in capital                                                               1,146,714           1,146,714
    Deficit                                                                                   (316,562)           (316,562)
    Deficit accumulated during the development stage                                        (1,210,022)         (1,040,097)
    Accumulative comprehensive other income                                                      2,278               2,502
                                                                                      ----------------    ----------------

                                                                                              (377,307)           (207,158)
                                                                                      ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $          3,613    $          8,377
==========================================================================================================================




   The accompanying notes are an integral part of these financial statements.



                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                                   (Unaudited)

==============================================================================================================================
                                          From Start of
                                            Development       Three Month       Three Month            Nine              Nine
                                               Stage on      Period Ended      Period Ended           Month             Month
                                          March 1, 1999      November 30,      November 30,    Period Ended      Period Ended
                                            To November              2000              1999    November 30,      November 30,
                                               30, 2000                                                2000              1999
------------------------------------------------------------------------------------------------------------------------------

EXPENSES
    Bank charges                     $             673   $            92   $            40   $         256   $           139
    Consulting fees                            112,137            31,452            38,420          31,452           100,864
    Interest                                       712               547                -              712                -
    Management fees                             53,421                -              4,420          22,391             4,420
    Office and                                   3,262               735               842           1,713             1,313
    miscellaneous
    Printing                                    17,282                -             10,585           4,543            10,585
    Professional fees                          567,226            81,329            99,318          97,908           364,288
    Rent                                        16,695                -              4,366              -             12,284
    Stock-based                                385,700                -                 -               -                 -
    compensation
    Transfer agent and                           5,797               750             1,499           1,759             3,787
    registrar
    Travel                                      47,117             8,147                -            9,191            35,955
                                     -----------------   ---------------   ---------------   -------------   ---------------

Loss for the period                  $      (1,210,022)  $      (123,052)  $      (159,490)  $    (169,925)  $      (533,635)
============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                         $         (0.04)  $         (0.07)  $       (0.06)  $         (0.27)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING                                    2,850,422         2,150,475       2,850,422         1,968,657
============================================================================================================================






   The accompanying notes are an integral part of these financial statements.



                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                      (Expressed in United States Dollars)
                                   (Unaudited)

==============================================================================================================================
                                                                            From Start of
                                                                              Development        Nine Month        Nine Month
                                                                                 Stage on      Period Ended      Period Ended
                                                                                 March 1,      November 30,      November 30,
                                                                                  1999 to              2000              1999
                                                                             November 30,
                                                                                     2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                             $    (1,210,022)       $      (169,925)  $      (533,635)
    Adjustments to reconcile loss to net
    cash used in operating activities:
       Stock-based compensation                                             385,700                     -                 -
       Accrued interest                                                         712                    712                -

    Changes in other operating assets and liabilities:

       Increase in prepaid expense                                               -                      -                 -
       Increase in accounts payable and
         accrued liabilities                                                328,222                114,673           432,460
                                                                    ---------------        ---------------   ---------------

    Net cash used in operating activities                                  (495,388)               (54,540)         (101,175)
                                                                    ---------------        ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of capital stock for cash                                      450,000                     -            100,000
    Increase in due to related party                                          5,000                  5,000                -
    Note payable                                                             45,000                 45,000                -
                                                                    ---------------        ---------------   ---------------

    Net cash provided by financing
      activities                                                            500,000                 50,000           100,000
                                                                    ---------------        ---------------   ---------------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                         4,612                 (4,540)           (1,175)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                 (1,326)                  (224)            1,374
                                                                    ---------------        ---------------   ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                     3,286                 (4,764)              199

Cash and cash equivalents, beginning of period                                  327                  8,377               327
                                                                    ---------------        ---------------   ---------------

Cash and cash equivalents, end of period                            $         3,613        $         3,613   $           526
=============================================================================================================================

CASH PAID DURING THE PERIOD FOR:

    Interest expense                                                $          -           $             -   $         -
    Income taxes                                                               -                         -             -
=============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      (Expressed in United States Dollars)
                                NOVEMBER 30, 2000
                                   (Unaudited)



1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended February 29, 2000. The results of operations for the nine months ended November 30, 2000 are not necessarily indicative of the results to be expected for the year ending February 28, 2001.

2.       DUE TO RELATED PARTY

         Amounts due to a company controlled by a director of the Company of $5,022 (1999 - $Nil) bear interest at 6% per annum and is due on demand. This fair value of the note payable is not determinable as it has no specific repayment terms.

3.       NOTE PAYABLE

         ======================================================================
                                               November 30,       February 29,
                                                       2000               2000
         ----------------------------------------------------------------------

         Principal amount                   $        45,000     $            -
         Accrued interest                               690                  -
                                            ---------------     --------------

                                            $        45,690     $            -
         ======================================================================

         The note payable bears interest at 6% per annum, is unsecured and is due on demand. The fair value of the note payable is not determinable as it has no specific terms of repayment.

4.       RELATED PARTY TRANSACTIONS

         During the nine month period ended November 30, 2000, the Company paid or accrued management fees of $22,391 (1999 - $Nil) and consulting fees of $6,452 (1999 - $Nil) to a company controlled by a director of the Company.

         Included in accounts payable as at November 30, 2000 is $13,460 of accrued management fees due to a company controlled by a director of the Company.

5.       SUBSEQUENT EVENT

         In December 2000, the Company issued 120,000 shares of common stock at $0.50 per share towards the settlement of debts of $60,000.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion is based on our Financial Statements included in Item 1 of this filing. Such financial statements have been prepared in accordance with generally accepted accounting principles.

         FORWARD-LOOKING STATEMENTS. The statements contained in this filing that are not historical fact are "forward-looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimates," "projects," "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the timing, costs and scope of its acquisition of, or investments in, existing businesses, the revenue and profitability levels of such businesses, and other matters contained above and herein in this filing regarding matters that are not historical facts, are only predictions. No assurance can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to our business which, although considered reasonable by our management, may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of our management, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this filing. These unanticipated events and circumstances may occur subsequent to the date of this filing. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

         OVERVIEW AND PLAN OF OPERATION. As of November 30, 2000, we are not engaged in any business and have not earned any revenues. Having terminated our negotiations for the acquisition of a financial services company during the fourth quarter of fiscal 1999, we are not currently engaged in any business. We intend to explore the acquisition of one or more different companies in the future and intend to raise additional funds in order to do so.

         MATERIAL CHANGES IN FINANCIAL CONDITION. The only material changes to our financial condition are reflected in the increase of current liabilities due to our incurring additional expenses and our borrowing of funds pursuant to certain promissory notes. On July 7, 2000 we borrowed $15,000 from ZMAX Capital Corp. to be used as working capital. We executed a promissory note payable to ZMAX Capital Corp., bearing 6% interest. On August 8, 2000 we borrowed an additional $5,000 from ZMAX Capital Corp. to be used as working capital. This debt was also evidenced by a 6% demand promissory note payable to ZMAX Capital Corp. On October 6, 2000 we borrowed a further $25,000 from ZMAX Capital Corp. to be used as working capital. We executed a promissory note payable to ZMAX Capital Corp., bearing 6% interest.

         For the nine months ended November 30, 2000 we incurred expenses totaling $169,925. These expenses were incurred primarily for due diligence reviews of possible acquisition targets, management services, and for professional services rendered in connection with the securities reporting required pursuant to the Securities Exchange Act of 1934. Such expenses include:
$63,034 in management and consulting fees and travel; $4,543 in printing expenses; $97,908 in professional fees of which $70,488 was for due diligence reviews of possible acquisition targets; and $1,759 in transfer agent fees. Additionally, we incurred expenses during the period for interest expense of $712, office expense of $1,713 and bank charges of $256.

         LIQUIDITY AND CAPITAL RESOURCES. We have limited funds available to us in our search for business opportunities, and we anticipate that we will incur nominal expenses over the next twelve months. Because we have no capital with which to pay these expenses, in the event that we are unable to secure alternative financing our present management plans to advance us monies from time to time on an as needed basis. The only opportunity that we will have to repay these loans is from a prospective business opportunity. Management, however, has no commitment to loan us funds. Such loans will be made at the sole discretion of management. In the event management ceases to provide loans to the Company, or we are unable to secure adequate financing, we will be unable to continue our search for business opportunity candidates.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holdings - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended November 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

January  31, 2001

                                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                                     A Delaware Corporation

                                     /s/ N. Wareham
                                     -----------------------------------
                                     By:      G. W. Norman Wareham
                                     Title:   President, Treasurer and
                                                Chief Executive Officer