Form 10KSB
period 2001-02-28
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-06-19
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
_________________________

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:
1-15165
_______________________

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0208402 (I.R.S. Employer Identification No.)

1177 West Hastings Street, #1818, Vancouver, BC, Canada V6E 2K3
(Address of principal executive offices)

(604) 602-1717
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock, $0.0001 Par Value	Name of Each Exchange of Which Each Class is Registered Pink Sheets

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for its most recent fiscal year were $0

The aggregate market value of the issuer's voting stock held as of February 28, 2001 by non-affiliates of the issuer, based upon the average of the closing bid and asked price on that date, was approximately $8,911,266.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of the latest practicable date: 2,970,422 as of February 28, 2001.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-KSB

For the Year Ended February 28, 2001

INDEX

PART I

Item 1. Description of Business.

Business Development

           Bullet Environmental Technologies, Inc. was originally incorporated under the laws of the State of Delaware on December 18, 1997 under the name of "Innovin Development Corporation". We merged with Innovin, Inc., a Colorado corporation, effective March 5, 1998 with Innovin Development Corporation being the surviving corporation. On March 5, 1998, in anticipation of going into the mining business, we amended our Certificate of Incorporation to change our name to, "Anglo-Sierra Resources Corp". On March 15, 1999, in order to reflect our plan to market certain waste treatment technology under the trade name "Bullet", we again amended our Certificate of Incorporation to, among other things, change our name to, "Bullet Environmental Technologies, Inc."

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

  In May 1999, we entered into a non-binding letter of intent to acquire a broker-dealer that is essentially a family-owned and operated business. Subsequently, the parties were unable to agree on various governance and management issues and the letter of intent was terminated.

  On June 18, 1999, we entered into a second non-binding letter of intent with Somerset Financial Partners, Inc. ("Somerset"), a different financial services company. We subsequently terminated our negotiations with Somerset, executing a Mutual Termination and Release Agreement as of April 9, 2000. We are not currently engaged in any business.

  In June 2000, we attempted to acquire a small group of four companies that were privately held and involved in media publishing. We commenced our due diligence and engaged a firm of public accountants to assist us in this review. All work was ceased in December 2000 due to the general deterioration in the capital markets and our inability to raise additional capital to complete the due diligence and the acquisition.

Reports to Securities Holders

           We are a publicly reporting company, filing reports with the Securities and Exchange Commission ("SEC") as required by Sections 13 and 15 of the Securities Exchange Act.

           A copy of the materials which we have filed with the SEC may be obtained and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the site http://www/sec.gov.

Item 2. Description of Property.

           We do not own any real estate, nor invest in any real estate securities. We have no office facilities or real property holdings except that we currently rent office space in Vancouver, British Columbia on a month-to-month basis at a monthly rental of $1,000.

Item 3. Legal Proceedings.

           There are no pending legal proceedings to which we, our director, or our officer are a party. We have no knowledge of any pending legal proceedings to which parties owning 5% of our common stock are a party. We do not know of any legal proceedings contemplated or threatened by or against us.

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended February 28, 2001.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

           Market - Until July 31, 1999, our common stock was quoted on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, "BLLE". Since August 1, 1999, our common stock has been quoted on the "Pink Sheets", a service maintained by the National Quotation Bureau, LLC. The approximate number of holders of the common stock as of February 28, 2001 is 30. The approximate number of shares of our common stock outstanding is 2,970,422.

           The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board and the Pink Sheets. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.

FISCAL QUARTER	HIGH	LOW
2/24/99** - 2/28/99	6.25	3.125
3/01/99 - 5/31/99	7.00	0.3125
6/01/99 - 8/31/99	9.5625	5.2344
9/01/99 - 11/30/99	5.25	2.50
12/01/99 - 12/29/00	5.00	3.00
3/01/00 - 5/31/00	4.4063	3.00
6/01/00 - 8/31/00	4.4375	3.1875
9/01/00 - 11/30/00	4.6563	3.25
12/01/00 - 2/28/01	4.00	2.00

           ** Our common stock was first quoted on February 24, 1999

           Dividends - During the last two years, we have not paid any dividends, nor do we anticipate payment of any cash dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place which would limit or restrict our ability to pay dividends.

           Recent Sales of Unregistered Securities - We made no sales of unregistered securities during the fiscal year ended February 28, 2001. In December 2000, we issued 120,000 shares of common stock at an agreed value of $60,000 for the settlement of accounts payable totaling $60,000.

Item 6. Plan of Operations

           Having terminated our negotiations for the acquisition of Somerset, we are not currently engaged in any business. We intend to explore all opportunities for acquisition to reactivate the company. In December 2000, we issued 120,000 shares of common stock at an agreed value of $60,000 for the settlement of accounts payable totaling $60,000.

           We anticipate that additional capital funds of approximately $400,000 will be necessary during the next twelve months in order to meet our current obligations. We plan to raise the necessary capital through one or more additional private placements of our common stock. We have no contingency plans developed in the event that we are not successful in raising additional funds through private placements.

Item 7. Financial Statements and Supplementary Data.

           Our financial statements, as indexed in Item 13, are attached to this filing and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           We did not have any disagreements on accounting or financial disclosures with our principal independent accountant during the previous two years.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

           Our sole director and officer, who will serve until our next annual meeting, or until his successors are elected or appointed and qualified, is as follows:

Name	Age	Year Elected	Positions Held

Ross Wilmot	57	2001	Director, President

           Ross Wilmot - Mr. Wilmot has served as our sole director since March 29, 2001. Mr. Wilmot is a Chartered Accountant. In addition, he serves in the following capacities of other companies: Vice-President, Finance and Director of Intacta Technologies Inc. (from March 23, 1999 to present); Director and Vice-President, Finance of Multivision Communications Corp. (from August 1995 to present); Vice-President, Finance of CTF Technologies Inc. (from July 1996 to present); Vice President, Finance (from June 1996 to present) and Director (February 1997 to present) of Botex Industries Corp.; Secretary and Director of Paloma Ventures Ltd. (from April 1996 to present) and Vice-President of Finance of Plata Minerals Corp. (from January 1995 to present).

           We have no other officers or employees. Given that we have only one director, no family relationships between such positions exists. No legal proceedings have been instituted in the previous five years against our sole director. We have no knowledge of any legal proceedings against any predecessor director, officer, or promoter.

Item 10. Executive Compensation.

Summary Compensation Table. The following table sets forth certain summary information concerning the compensation paid to the present director and to the former director for the fiscal year ended February 28, 2001.

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Compensation

Ross Wilmot, Director	2/28/01 2/29/00	0 0	0 0	0 0

G.W. Norman Wareham, Former President and Sole Director	2/28/01 2/29/00	0 0	0 0	$42,192* 31,030*

* These amounts were billed by Wareham Management Ltd. for services provided by Mr. G.W. Norman Wareham.

Option/SAR Grants. We have not granted any options or stock appreciation rights to our officers or directors during the last fiscal year.

Aggregate Option/SAR Exercises. No stock options or stock appreciation rights have been exercised in the last fiscal year.

Long Term Incentive Plan Awards. No long term incentive plans have been awarded.

Compensation of Directors. No direct compensation to our director was paid or authorized by our board of directors during the fiscal year ended February 28, 2001.

Employment Contracts And Termination Of Employment. We have not entered into any employment contracts. No compensation plan or arrangement exists which provide for compensation in the event of a termination or resignation of our president.

Report on Repricing of Options/SARS. No options or stock appreciation rights have been granted to our directors or officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table provides information regarding record owners of at least five percent of our outstanding common stock:
Title of Class	Name and Address	Number of Shares Owned as of February 28, 2001	% of Class

Common	Millner Finance Limited c/o EBC Trust Corporation 6 Boulevard Des Moulins Monaco, 98000	200,000	6.7

Commons	Circuit Enterprises Limited c/o EBC Trust Corporation 6 Boulevard Des Moulins Monaco, 98000	200,000	6.7

Common	Mabey Investments Limited c/o EBC Trust Corporation 6 Boulevard Des Moulins Monaco, 98000	200,000	6.7

Security Ownership of Management. The following table provides information regarding the security ownership of our management.
Title of Class	Name and Address	Number of Shares Owned as of February 28, 2001	% of Class

N/A	Ross Wilmot 1177 West Hastings Street #1818 Vancouver, B.C. Canada, V6E 2K3	0	0

Item 12. Certain Relationships and Related Transactions.

           During the fiscal year ended February 28, 2001, we paid $42,192 to Wareham Management, Ltd., a company controlled by a former director and president, Mr. G.W. Norman Wareham, for management services provided. Payment of these management fees was approved by our board of directors.

Item 13. Exhibits and Reports on Form 8-K.

F-1           Audited Financial Statements as of February 28, 2001, including audited balance sheet, and audited statements of income, cash flows, and changes in stockholders' equity.

3 (i) (a)     Certificate of Incorporation (incorporated by reference to the Form 10-SB filed on September 20, 1999)

        (b)     Amendment to Certificate of Incorporation dated February 20, 1998. (incorporated by reference to the Form 10-SB filed on September 20, 1999)

        (c)     Certificate of Amendment of Certificate of Incorporation dated March 15, 1998. (incorporated by reference to the Form 10-SB filed on September 20, 1999)

3 (ii)           Bylaws. (incorporated by reference to the Form 10-SB filed on September 20, 1999)

SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

/s/ Ross Wilmot _________________________________
Ross Wilmot, President
Date: June 18, 2001

BULLET ENVIRONMENTAL TECHNOLOGIES INC.

INDEX TO FINANCIAL STATEMENTS

[Letterhead of Davidson & Company]

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
Bullet Environmental Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Bullet Environmental Technologies, Inc. as at February 28, 2001 and February 29, 2000 and the related statements of operations, stockholders' deficiency and cash flows for the years ended February 28, 2001 and February 29, 2000 and for the period from start of development stage on March 1, 1999 to February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2001 and February 29, 2000 and the results of its operations and its cash flows for the years ended February 28, 2001 and February 29, 2000 and for the period from start of development stage on March 1, 1999 to February 28, 2001 in conformity with generally accepted accounting principles in the United States of America.

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

"DAVIDSON & COMPANY"
Vancouver, Canada May 18, 2001	Chartered Accountants

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)
	February 28, 2001	February 29, 2000
ASSETS
Current
Cash and cash equivalents	$583	$8,377
Total assets	$583	$8,377

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable and accrued liabilities	$382,328	$215,535
Notes payable (Note 5)	46,364	-
Due to related party (Note 6)	5,093	-
Total current liabilities	433,785	215,535

Stockholders' deficiency
Capital stock (Note 7) Authorized 30,000,000 common shares, par value of $0.0001 5,000,000 preference shares, par value of $0.0001
Issued 2,970,422 common shares (2000 - 2,850,422 common shares)	297	285
Additional paid-in capital	1,206,702	1,146,714
Deficit	(316,562)	(316,562)
Deficit accumulated during the development stage	(1,325,848)	(1,040,097)
Accumulative comprehensive other income	2,209	2,502
	(433,202)	(207,158)
Total liabilities and stockholders' deficiency	$583	$8,377

History and organization of the Company (Note 1)

Subsequent event (Note 12)

The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
	From Start of Development Stage on March 1, 1999 to February 28, 2001	Year Ended February 28, 2001	Year Ended February 29, 2000
EXPENSES
Bank charges and interest	$2,162	$1,745	$417
Consulting fees	256,446	175,761	80,685
Management fees	73,222	42,192	31,030
Office and miscellaneous	1,549	-	1,549
Printing	17,292	4,553	12,739
Professional fees	516,726	47,408	469,318
Rent	16,695	-	16,695
Stock-based compensation	385,700	-	385,700
Transfer agent and registrar	6,547	2,509	4,038
Travel	49,509	11,583	37,926
Loss for the period	$(1,325,848)	$(285,751)	$(1,040,097)
Basic and diluted loss per share		$(0.10)	$(0.48)
Weighted average number of shares of common stock outstanding		2,875,080	2,148,831

The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Expressed in United States Dollars)
	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit	Deficit Accumulated During the Development Stage	Cumulative Translation Adjustment	Total
Balance at February 28, 1999	150,475	$15	$311,284	$(316,562)	$-	$3,604	$(1,659)
Shares issued for cash	2,000,000	200	99,800	-	-	-	100,000
Shares issued for cash	700,000	70	349,930	-		-	350,000
Return of shares to treasury for cancellation	(53)	-	-	-	-	-	-
Stock-based compensation for options issued to consultants and non-employees	-	-	385,700	-	-	-	385,700
Loss for the year	-	-	-	-	(1,040,097)	-	(1,040,097)
Accumulative comprehensive other income	-	-	-	-	-	(1,102)	(1,102)
Balance at February 29, 2000	2,850,422	285	1,146,714	(316,562)	(1,040,097)	2,502	(207,158)
Shares issued for settlement of debt	120,000	12	59,988	-	-	-	60,000
Loss for the year	-	-	-	-	(285,751)	-	(285,751)
Accumulative comprehensive other income	-	-	-	-	-	(293)	(293)
Balance at February 28, 2001	2,970,422	$297	$1,206,702B	$(316,562)	$(1,325,848)	$2,209	$(433,202)

The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
	From Start of Development Stage on March 1, 1999 to February 28, 2001	Year Ended February 28, 2001	Year Ended February 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,325,848)	$(285,751)	$(1,040,097)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation	385,700	-	-
Accrued iinterest on note payable	1,364	1,364	-
Accrued interest on amounts due to related party	93	93	-
Changes in other operating assets and liabilities
Increase in accounts payable and accrued liabilities	440,342	226,793	213,549
Net cash used in operating activities	(498,349)	(57,501)	(440,848)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	450,000	-	450,000
Note payable	45,000	45,000	-
Due to related party	5,000	5,000	-
Net cash provided by financing activities	500,000	50,000	450,000
Change in cash and cash equivalents during the period	1,651	(7,501)	9,152
Effect of exchange rate changes on cash and cash equivalents	(1,395)	(293)	(1,102)
Net change in cash and cash equivalents during the period	256	(7,794)	8,050
Cash and cash equivalents, beginning of period	327	8,377	327
Cash and cash equivalents, end of period	$583	$583	$8,377
Cash paid during the period for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure for cash flows (Note 10)

The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2001

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
	February 28, 2001	February 29, 2000

Deficit accumulated during the development stage	$ (1,325,848)	$ (1,040,097)
Working capital (deficiency)	(433,202)	(207,158)

3.          SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
FEBRUARY 28, 2001

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

Accounting for derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of these statements will have a significant impact on its financial statements.

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

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2001

3.          SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

4.          FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable, notes payable and amounts due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

5.          NOTES PAYABLE
	2001	2000

Principal	$ 45,000	$ -
Accrued interest	1,364	-

	$ 46,364	$ -

The notes payable are unsecured, bear interest at 6% per annum and are due on demand.

6.          DUE TO RELATED PARTY
	2001	2000

Principal	$ 5,000	$ -
Accrued interest	93	-

	$ 5,093	$ -

Amounts due to a company controlled by a former director of the Company are unsecured, bear interest at 6% per annum and are due on demand.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2001

7.          CAPITAL STOCK

Common stock

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

In December 2000, the Company issued 120,000 shares of common stock at an agreed value of $60,000 for the settlement of accounts payable totalling $60,000.

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

Non-vested stock options

During the previous year, the Company issued options to consultants and non-employees to acquire up to 84,504 shares of common stock of the Company at an exercise price of $0.50 per share. The options are exerciseable for a period of five years from the date that is 366 days after the completion of a public share offering by the Company.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2001

8.          STOCK BASED COMPENSATION EXPENSE

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

Following is a summary of the stock option activity:
	Number of Shares	Weighted Average Exercise Price

Outstanding at February 28, 1999	-	$ -
Granted	84,504	0.50
Forfeited	-	-
Exercised	-	-
Outstanding at February 29, 2000 and February 28, 2001	84,504	$ 0.50

The fair value of options granted to non-employees during the year ended February 29, 2000 was approximately $4.56 per share.

Following is a summary of the status of options outstanding at February 28, 2001:
	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.50	84,504	5.00	$ 0.50	-	$ 0.50

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2001

8.          STOCK BASED COMPENSATION EXPENSE (cont'd...)

Compensation

The Company granted 84,504 options to consultants and non-employees during the previous fiscal year which were accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options were marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the previous year ended February 29, 2000 was $385,700. This amount can be allocated to the other expense categories in the accompanying statements of operations as consulting fees of $255,600 and professional fees of $130,100.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:
	February 28, 2001	February 29, 2000

Risk-free interest rate	-	7.00%
Expected life of the options	-	2 years
Expected volatility	-	194%
Expected dividend yield	-	-

9.          RELATED PARTY TRANSACTIONS

During the year ended February 28, 2001, the Company entered into the following transactions with related parties:

a) Paid management fees of $42,192 (2000 - $31,030) to a company controlled by a former director of the Company.

b) Paid consulting fees of $Nil (2000 - $685) to a former director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

Included in accounts payable as at February 28, 2001 is $24,016 (2000 - $Nil) due to a company controlled by a former director of the Company.

10.          SUPPLEMENTAL DISCLOSURE FOR CASH FLOWS

The significant non-cash transaction for the year ended February 28, 2001 consisted of the Company issuing 120,000 shares of common stock in the amount of $60,000 for the settlement of accounts payable.

There were no significant non-cash transactions for the year ended February 29, 2000.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2001

11.          INCOME TAXES

The Company's total deferred tax asset is as follows:

	February 28, 2001	February 29, 2000

Tax benefit of net operating loss carryforward	$ 245,000	$ 98,000
Valuation allowance	(245,000)	(98,000)

	$ -	$ -

The Company has net operating loss carryforwards of approximately $700,000 (2000 - $280,000). The valuation allowance increased to $245,000 from $98,000 during the year ended February 28, 2001 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

The operating loss carryforwards will expire beginning in 2018.

12.          SUBSEQUENT EVENT

Subsequent to February 28, 2001, the Company received funds of $150,000 in exchange for a note payable in the same amount. The note payable is unsecured, bears interest at 10% per annum and is due on demand.