Form 10QSB
period 2001-05-31
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-07-13
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-15165

_________________________

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (Exact name of small business issuer
as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	98-0208402 (I.R.S. Employer Identification No.)

1177 West Hastings Street, #1818, Vancouver, BC, Canada V6E 2K3 (Address of principal executive offices)

(604) 602-1717
(Issuer's telephone number)
_________________________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,970,422 as of July 13, 2001

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-QSB

For the quarterly period ended May 31, 2001

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements for the period ended May 31, 2001 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Plan of Operations and other financial information included elsewhere in this Form 10-QSB.
BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in United States Dollars)
	May 31, 2001 (Unaudited)	February 28, 2001

ASSETS

Current

Cash and cash equivalents	$10,214	$583
Total assets	$10,214	$583

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current

Accounts payable and accrued liabilities	$317,935	$382,328
Notes payable (Note 2)	153,827	46,364
Due to related party (Note 3)	1,669	5,093
Total current liabilities	473,431	433,785

Stockholders' deficiency

Capital stock Authorized 30,000,000 common shares, par value of $0.0001 5,000,000 preference share, par value of $0.0001 Issued 2,970,422 common shares (February 28, 2001 - 2,970,422 common shares)	297	297
Additional paid-in capital	1,206,702	1,206,702
Deficit	(316,562)	(316,562)
Deficit accumulated during the development stage	(1,356,890)	(1,325,848)
Accumulated comprehensive other income	3,236	2,209
	(463,217)	(433,202)

Total liabilities and stockholders' deficiency	$10,214	$583

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in United States Dollars) (Unaudited)

	From start of development stage on March 1, 1999 to May 31, 2001	Three month period ended May 31, 2001	Three month period ended May 31, 2000

EXPENSES
Bank charges and interest	$4,897	$2,735	$82
Consulting fees	274,656	18,210	-
Management fees	74,893	1,671	12,760
Office and miscellaneous	1,842	293	719
Printing	17,292	-	1,610
Professional fees	518,881	2,155	1,221
Rent	16,695	-	-
Stock-based compensation	385,700	-	-
Transfer agent and registrar	8,492	1,945	759
Travel	53,542	4,033	1,044
	1,356,890	31,042	18,195

Loss for the period	$(1,356,890)	$(31,042)	$(18,195)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of shares of common stock outstanding		2,970,422	2,148,831

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' DEFICIENCY (Expressed in United States Dollars) (Unaudited)

	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit	Deficit Accumulated During the Development Stage	Cumulative Translation Adjustment	Total
Balance at February 28, 1999	150,475	$15	$311,284	$(316,562)	$-	$3,604	$(1,659)

Shares issued for cash	2,000,000	200	99,800	-	-	-	100,000

Shares issued for cash	700,000	70	349,930	-	-	-	350,000

Return of shares to treasury for cancellation	(53)	-	-	-	-	-	-

Stock-based compensation for options issued to consultants and non- employees	-	-	385,700	-	-	-	385,700

Loss for the period	-	-	-	-	(1,040,097)	-	(1,040,097)

Accumulative comprehensive other income	-	-	-	-	-	(1,102)	(1,102)

Balance at February 29, 2000	2,850,422	285	1,146,714	(316,562)	(1,040,097)	2,502	(207,158)

Shares issued for settlement of debt	120,000	12	59,988	-	-	-	60,000

Loss for the period	-	-	-	-	(285,751)	-	(285,751)

Accumulative comprehensive other income	-	-	-	-	-	(293)	(293)

Balance at February 28, 2001	2,970,422	297	1,206,702	(316,562)	(1,325,848)	2,209	(433,202)

Loss for the period	-	-	-	-	(31,042)	-	(31,042)

Accumulative comprehensive other income	-	-	-	-	-	1,027	1,027

Balance at May 31, 2001	2,970,422	$297	$1,206,702	$(316,562)	$(1,356,890)	$3,236	$(463,217)

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in United States Dollars) (Unaudited)

	From start of development stage on March 1, 1999 to May 31, 2001	Three month period ended May 31, 2001	Three month period ended May 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,356,890)	$(31,042)	$(18,195)
Adjustments to reconcile loss to net cash used in operating activities
Stock-based compensation	385,700	-	-
Accrued interest on note payable	3,827	2,463	-
Accrued interest on amounts due to related party	93	-	-

Changes in other operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	375,949	(64,393)	10,994

Net cash used in operating activities	(591,321)	(92,972)	(7,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	450,000	-	-
Note payable	150,000	105,000	-
Due to a related party	1,576	(3,424)	-

Net cash provided by financing activities	601,576	101,576	-

Change in cash and cash equivalents during the period	10,255	8,604	(7,201)

Effect of exchange rate changes on cash and cash equivalents	(368)	1,027	73

Net change in cash and cash equivalents during the period	9,887	9,631	(7,128)

Cash and cash equivalents, beginning of period	327	583	8,377

Cash and cash equivalents, end of period	$10,214	$10,214	$1,249

Cash paid during the period for:
Interest expense	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

  BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission.

  In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended February 28, 2001. The results of operations for the three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the year ending February 28, 2002.

  NOTE PAYABLE
	May 31, 2001	February 28, 2001

Principal amount	$150,000	$45,000
Accrued interest	3,827	1,364
	$153,827	46,364

  The principal amount of the note payable of $45,000 outstanding at February 28, 2001 was repaid during the current period. The interest balance owing on the note is $1,731 and bears interest at 6% per annum, is unsecured and is due on demand.

  On April 10, 2001, the sum of $150,000 was advanced. The note bears interest at 10% per annum, is unsecured and is due on demand. The fair value of the note payable is not determinable as it has no specific terms of repayment.

  DUE TO RELATED PARTY

  Amounts due to a company controlled by a director of the Company of $1,669 (February 28, 2001 - $Nil) and to a company controlled by a former director of the Company of $Nil (February 28, 2001 - $5,093) are non-interest bearing and are due on demand.

  RELATED PARTY TRANSACTIONS

  During the three month period ended May 31, 2001, the Company paid or accrued management fees of $1,671 (2000 - $Nil) to a company controlled by a director of the Company and $Nil (2000 - $12,760) to a company controlled by a former director of the Company.

Item 2.     Plan of Operations

Having terminated our negotiations for the acquisition of Somerset, we are not currently engaged in any business. We intend to explore all opportunities for acquisition to reactivate the company. In December 2000, we issued 120,000 shares of common stock at an agreed value of $60,000 for the settlement of accounts payable totaling $60,000. We are currently seeking new investment opportunities to acquire and thereby reactivate the Company.

We anticipate that additional capital funds of approximately $500,000 will be necessary during the next twelve months in order to meet our current obligations. We plan to raise the necessary capital through one or more additional private placements of our common stock. We have no contingency plans developed in the event that we are not successful in raising additional funds through private placements.

PART II

Item 1.     Legal Proceedings.

There are no pending legal proceedings to which we, our director, or our officer are a party. We have no knowledge of any pending legal proceedings to which parties owning 5% of our common stock are a party. We do not know of any legal proceedings contemplated or threatened by or against us.

Item 2.     Changes in Securities.

a)     None

b)     None

c)     None

d)     None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports Filed on Form 8-K

a)     Exhibits - None

b)     Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 13, 2001
BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

/s/ Ross Wilmot
Ross Wilmot Director and President