Form 10QSB
period 2001-08-31
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-10-16
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

2,970,422 as of October 9, 2001

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-QSB

For the quarterly period ended August 31, 2001

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements for the period ended August 31, 2001 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Plan of Operations and other financial information included elsewhere in this Form 10-QSB.
BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in United States Dollars)
	August 31, 2001 (Unaudited)	February 28, 2001

ASSETS

Current
Cash and cash equivalents	$3,175	$583
Total assets	$3,175	$583

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$353,845	$382,328
Notes payable (Notes 2 and 6)	162,835	46,364
Due to related party (Note 3)	2,355	5,093
Total current liabilities	519,035	433,785

Stockholders' deficiency

Capital stock Authorized 30,000,000 common shares, par value of $0.0001 5,000,000 preference shares, par value of $0.0001 Issued 2,970,422 common shares (February 28, 2001 - 2,970,422 common shares)	297	297
Additional paid-in capital	1,206,702	1,206,702
Deficit	(316,562)	(316,562)
Deficit accumulated during the development stage	(1,410,576)	(1,325,848)
Accumulated comprehensive other income	4,279	2,209
Total stockholders' deficiency	(515,860)	(433,202)
Total liabilities and stockholders' deficiency	$3,175	$583

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in United States Dollars) (Unaudited)

	From start of development stage on March 1, 1999 to August 31, 2001	Three months ended August 31, 2001	Three months ended August 31, 2000	Six months ended August 31, 2001	Six months ended August 31, 2000

EXPENSES
Bank charges and interest	$8,784	$3,887	$247	$6,622	$329
Consulting fees	309,656	35,000	--	53,210	--
Management fees	76,644	1,751	9,631	3,422	22,391
Office and miscellaneous	3,230	1,388	259	1,681	978
Printing	17,292	--	2,933	--	4,543
Professional fees	527,806	8,925	15,358	11,080	16,579
Rent	16,695	--	--	--	--
Shareholder relations	1,985	1,985	--	1,985	--
Stock-based compensation	385,700	--	--	--	--
Transfer agent and registrar	9,242	750	250	2,695	1,009
Travel	53,542	--	--	4,033	1,044
	1,410,576	53,686	28,678	84,728	46,873

Loss for the period	$(1,410,576)	$(53,686)	$(28,678)	$(84,728)	$(46,873)

Basic and diluted loss per share		$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average number of shares of common stock outstanding		2,970,422	2,850,422	2,970,422	2,850,422

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' DEFICIENCY (Expressed in United States Dollars) (Unaudited)

	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit	Deficit Accumulated During the Development Stage	Cumulative Translation Adjustment	Total
Balance at February 28, 1999	150,475	$15	$311,284	$(316,562)	$-	$3,604	$(1,659)

Shares issued for cash	2,000,000	200	99,800	-	-	-	100,000

Shares issued for cash	700,000	70	349,930	-	-	-	350,000

Return of shares to treasury for cancellation	(53)	-	-	-	-	-	-

Stock-based compensation for options issued to consultants and non- employees	-	-	385,700	-	-	-	385,700

Loss for the period	-	-	-	-	(1,040,097)	-	(1,040,097)

Accumulative comprehensive other income	-	-	-	-	-	(1,102)	(1,102)

Balance at February 29, 2000	2,850,422	285	1,146,714	(316,562)	(1,040,097)	2,502	(207,158)

Shares issued for settlement of debt	120,000	12	59,988	-	-	-	60,000

Loss for the period	-	-	-	-	(285,751)	-	(285,751)

Accumulative comprehensive other income	-	-	-	-	-	(293)	(293)

Balance at February 28, 2001	2,970,422	297	1,206,702	(316,562)	(1,325,848)	2,209	(433,202)

Loss for the period	-	-	-	-	(84,728)	-	(84,728)

Accumulative comprehensive other income	-	-	-	-	-	2,070	2,070

Balance at August 31, 2001	2,970,422	$297	$1,206,702	$(316,562)	$(1,410,576)	$4,279	$(515,860)

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in United States Dollars) (Unaudited)

	From start of development stage on March 1, 1999 to August 31, 2001	Three months ended August 31, 2001	Three months ended August 31, 2000	Six months ended August 31, 2001	Six months ended August 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,410,576)	$(53,686)	$(28,678)	$(84,728)	$(46,873)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation	385,700	--	--	--	--
Accrued interest on notes payable	7,668	3,841	165	6,471	165
Accrued interest on amounts due to related party	93	--	--	--	--
Changes in other operating assets and liabilities
Increase in accounts payable and accrued liabilities	417,026	41,077	8,093	(28,483)	19,087
Net cash used in operating activities	(600,089)	(8,768)	(20,420)	(106,740)	(27,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	450,000	--	--	--	--
Notes payable	150,000	--	20,000	110,000	20,000
Due to related party	2,262	686	--	(2,738)	--
Net cash provided by financing activities	602,262	686	20,000	107,262	20,000

Change in cash and cash equivalents during the period	2,173	(8,082)	(420)	522	(7,621)

Effect of exchange rate changes on cash and cash equivalents	675	1,043	(153)	2,070	(80)

Net change in cash and cash equivalents during the period	2,848	(7,039)	(573)	2,592	(7,701)

Cash and cash equivalents, beginning of period	327	10,214	1,249	583	8,377

Cash and cash equivalents, end of period	$3,175	$3,175	$676	$3,175	$676

Cash paid during the period for:
Interest expense	$--	$--	$--	$--	$--
Income taxes	--	--	--	--	--

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

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended February 28, 2001. The results of operations for the six-month period ended August 31, 2001 are not necessarily indicative of the results to be expected for the year ending February 28, 2002.

2.     NOTES PAYABLE
	August 31, 2001 (Unaudited)	February 28, 2001

Principal amount	$155,000	$45,000
Accrued interest	7,835	1,364

	$162,835	46,364

The principal amount of the note payable of $45,000 outstanding at February 28, 2001 was repaid during the six-month period ended August 31, 2001. The interest balance owing on the note is $1,757 and bears interest at 6% per annum, is unsecured and is due on demand.

On April 10, 2001, the sum of $150,000 was advanced to the Company. The note bears interest at 10% per annum, is unsecured and is due on demand.

On November 7, 2000, the sum of $5,000 was advanced to the Company. The note bears interest at 6% per annum, is unsecured and is due on demand.

3.     DUE TO RELATED PARTY

Amounts due to a company controlled by a director of the Company of $2,355 (February 28, 2001 - $Nil) and to a company controlled by a former director of the Company of $Nil (February 28, 2001 - $5,093) are non-interest bearing, unsecured and are due on demand.

4.     RELATED PARTY TRANSACTIONS

During the six month period ended August 31, 2001, the Company paid or accrued management fees of $3,422 (2000 - $Nil) to a company controlled by a director of the Company and $Nil (2000 - $12,760) to a company controlled by a former director of the Company.

5.     COMPARATIVE FIGURES

Certain of the prior period figures have been reclassified to conform with the presentation adopted in the current period.

6.     SUBSEQUENT EVENT

The Company has issued 625,000 shares of common stock at an agreed value of $125,000 for the settlement of debts totaling $125,000.

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

Dated: October 9, 2001
BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

/s/ Ross Wilmot
Ross Wilmot Director and President