Form 10QSB
period 2001-11-30
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-01-22
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

4,071,938 as of January 21, 2001

Transitional Small Business Disclosure Format (Check one): Yes  [   ]    No  [X]

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-QSB

For the quarterly period ended November 30, 2001

INDEX

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements for the nine month period ended November 30, 2001 are included in response to Item 1 and have been compiled by management.

The financial statements should be read in conjunction with the Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in United States Dollars)
	November 30, 2001 (Unaudited)	February 28, 2001

ASSETS

Current
Cash and cash equivalents	$1,758	$583
Total assets	$1,758	$583

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	$261,354	$382,328
Notes payable (Note 2)	169,851	46,364
Due to related party (Note 3)	5,306	5,093
Total current liabilities	436,511	433,785
Stockholders' deficiency

Capital stock (Note 5) Authorized 30,000,000 common shares, par value of $0.0001 5,000,000 preference shares, par value of $0.0001 Issued 3,595,422 common shares (February 28, 2001 - 2,970,422 common shares)	360	297
Additional paid-in capital	1,331,639	1,206,702
Deficit	(316,562)	(316,562)
Deficit accumulated during the development stage	(1,454,518)	(1,325,848)
Accumulated comprehensive other income	4,328	2,209
Total stockholders' deficiency	(434,753)	(433,202)
Total liabilities and stockholders' deficiency	$1,758	$583

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in United States Dollars) (Unaudited)

	From start of development stage on March 1, 1999 to November 30, 2001	Three months ended November 30, 2001	Three months ended November 30, 2000	Nine months ended November 30, 2001	Nine months ended November 30, 2000

EXPENSES
Bank charges and interest	$10,828	$2,044	$639	$8,666	$968
Consulting fees	329,656	20,000	31,452	73,210	31,452
Management fees	78,610	1,966	--	5,388	22,391
Office and miscellaneous	5,663	2,433	735	4114	1,713
Printing	17,292	--	--	--	4,543
Professional fees	532,854	5,048	81,329	16,128	97,908
Rent	26,695	10,000	--	10,000	--
Shareholder relations	2,180	195	--	2,180	--
Stock-based compensation	385,700	--	--	--	--
Transfer agent and registrar	10,222	980	750	3,675	1,759
Travel	54,818	1,276	8,147	5,309	9,191
	1,454,518	43,942	123,052	128,670	169,925

Loss for the period	$(1,454,518)	$(43,942)	$(123,052)	$(128,670)	$(169,925)

Basic and diluted loss per share		$(0.01)	$(0.04)	$(0.04)	$(0.06)
Weighted average number of shares of common stock outstanding		3,265,752	2,850,422	3,068,149	2,850,422

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) >STATEMENT OF STOCKHOLDERS' DEFICIENCY (Expressed in United States Dollars) (Unaudited)

	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit	Deficit Accumulated During the Development Stage	Cumulative Translation Adjustment	Total
Balance at February 28, 1999	150,475	$15	$311,284	$(316,562)	$-	$3,604	$(1,659)
Shares issued for cash	2,000,000	200	99,800	-	-	-	100,000
Shares issued for cash	700,000	70	349,930	-	-	-	350,000
Return of shares to treasury for cancellation	(53)	-	-	-	-	-	-
Stock-based compensation for options issued to consultants and non- employees	-	-	385,700	-	-	-	385,700
Loss for the period	-	-	-	-	(1,040,097)	-	(1,040,097)
Accumulative comprehensive other income	-	-	-	-	-	(1,102)	(1,102)
Balance at February 29, 2000	2,850,422	285	1,146,714	(316,562)	(1,040,097)	2,502	(207,158)
Shares issued for settlement of debt	120,000	12	59,988	-	-	-	60,000
Loss for the period	-	-	-	-	(285,751)	-	(285,751)
Accumulative comprehensive other income	-	-	-	-	-	(293)	(293)
Balance at February 28, 2001	2,970,422	297	1,206,702	(316,562)	(1,325,848)	2,209	(433,202)
Shares issued for settlement of debt	625,000	63	124,937	-	-	-	125,000
Loss for the period	-	-	-	-	(128,670)	-	(128,670)
Accumulative comprehensive other income	-	-	-	-	-	2,119	2,119
Balance at November 30, 2001	3,595,422	$360	$1,331,639	$(316,562)	$(1,454,518)	$4,328	$(434,753)

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in United States Dollars) (Unaudited)

	From start of development stage on March 1, 1999 to November 30, 2001	Nine months ended November 30, 2001	Nine months ended November 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,454,518)	$(128,670)	$(169,925)
Adjustments to reconcile loss to net cash used in operating activities:
Stock-based compensation	385,700	--	--
Accrued interest on notes payable	9,851	8,487	712
Accrued interest on amounts due to related party	306	213	--
Changes in other operating assets and liabilities
Increase in accounts payable and accrued liabilities	444,368	4,026	114,673
Net cash used in operating activities	(614,293)	(115,944)	(54,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	450,000	--	--
Notes payable	165,000	115,000	45,000
Due to related party	--	--	5,000
Net cash provided by financing activities	615,000	115,000	50,000

Change in cash and cash equivalents during the period	707	(944)	(4,540)

Effect of exchange rate changes on cash and cash equivalents	724	2,119	(224)
Net change in cash and cash equivalents during the period	1,431	1,175	(4,764)

Cash and cash equivalents, beginning of period	327	583	8,377

Cash and cash equivalents, end of period	$1,758	$1,758	$3,613

Cash paid during the period for:
Interest expense	$--	$--	$--
Income taxes	--	--	--

Supplemental disclosure with respect to cash flows (Note 6)

The accompanying notes are an integral part of these financial statements

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in United States Dollars)
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended February 28, 2001. The results of operations for the nine-month period ended November 30, 2001 are not necessarily indicative of the results to be expected for the year ending February 28, 2002.

2.     NOTES PAYABLE
	November 30, 2001 (Unaudited)	February 28, 2001

Principal amount	$160,000	$45,000
Accrued interest	9,851	1,364
	$169,851	46,364

The principal amount of the note payable of $45,000 outstanding at February 28, 2001 was repaid during the nine month period ended November 30, 2001.

On October 11, 2001, the sum of $5,000 was advanced to the Company. The amount is non-interest bearing, unsecured and has no specific terms of repayment

On April 10, 2001, the sum of $150,000 was advanced to the Company. The note bears interest at 10% per annum, is unsecured and is due on demand.

On November 7, 2000, the sum of $5,000 was advanced to the Company. The note bears interest at 6% per annum, is unsecured and is due on demand.

3.     DUE TO RELATED

Amounts due to a company controlled by a director of the Company of $5,306 (February 28, 2001 - $Nil) and to a company controlled by a former director of the Company of $Nil (February 28, 2001 - $5,093) are non-interest bearing, unsecured and are due on demand.

4.     RELATED PARTY TRANSACTIONS

During the nine month period ended November 30, 2001, the Company paid or accrued management fees of $5,388 (2000 - $Nil) to a company controlled by a director of the Company and $Nil (2000 - $12,760) to a company controlled by a former director of the Company.

5.     CAPITAL STOCK

On October 19, 2001, the Company issued 625,000 shares of common stock at an agreed value of $125,000 for the settlement of debts totalling $125,000.

6.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine month period ended November 30, 2001, the Company entered into the following significant non-cash transaction:

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Expressed in United States Dollars)
Unaudited)

6.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS, continued

On October 19, 2001 the Company issued 625,000 shares of common stock at an agreed value of $125,000 for the settlement of debts totalling $125,000.

There were no other significant non-cash transactions for the nine month period ended November 30, 2001.

There were no significant non-cash transactions for the nine month period ended November 30, 2000.

7.     PROPOSED ACQUISITION

On November 8, 2001, the Company announced that it has entered into a binding letter of Agreement to acquire all of the issued and outstanding shares of Comcam International, Inc. ("Comcam"), a privately held Delaware technology corporation that has developed a technology for video and other information compression over low bandwidth wireless and traditional networks.

Comcam has developed leading-edge technology, advanced devices and full-service backing system support, which can be utilized in the law enforcement, security and transportation industries.

Under the terms of the letter Agreement, the Company will issue 2,000,000 common shares to the shareholders of Comcam and 2,000,000 common shares will be reserved as performance shares to be issued to the shareholders of Comcam on the basis of one performance share for each $1.00 of cumulative net cash flow of Comcam. Following this share exchange, Comcam will be a wholly-owned subsidiary of the Company and will change its name to Comcam Inc.

As part of this Agreement, the Company has agreed to use its best efforts to complete a financing, by way of a private placement, to raise gross proceeds of $2,000,000.

8.     COMPARATIVE FIGURES

Certain of the prior period figures have been reclassified to conform with the presentation adopted in the current period.

9.     SUBSEQUENT EVENT

The Company has issued 476,516 common shares at an agreed value of $214,432 for the settlement of debts totaling $214,432.

Item 2.     Plan of Operations

On November 8, 2001, we announced that we have entered into a binding letter of Agreement to acquire all of the issued and outstanding shares of Comcam International, Inc. ("Comcam"), a privately held Delaware technology corporation that has developed a technology for video and other information compression over low bandwidth wireless and traditional networks.

Comcam has developed leading-edge technology, advanced devices and full-service backing system support, which can be utilized in the law enforcement, security and transportation industries.

As per the terms of the letter of Agreement, Bullet will issue 2,000,000 common shares to the shareholders of Comcam and 2,000,000 common shares shall be reserved as performance shares to be issued to the shareholders of Comcam on the basis of one performance share for each $1.00 of cumulative net cash flow of Comcam. Following this share exchange, Comcam will be a wholly-owned subsidiary of the Company and the Company will change its name to Comcam Inc.

As part of this Agreement, Bullet agrees to use its best efforts to complete a financing, by way of a private placement, to raise gross proceeds of $2,000,000.

This transaction is subject to shareholder and regulatory approvals.

PART II

Item 1.     Legal Proceedings.

There are no pending legal proceedings to which we, our director, or our officer are a party. We have no knowledge of any pending legal proceedings to which parties owning 5% of our common stock are a party. We do not know of any legal proceedings contemplated or threatened by or against us.

Item 2.     Changes in Securities.

a)     None

b)     None

c)     During the quarter ended November 30, 2001, the Company issued 625,000 common shares in retirement of debt aggregating $125,000.

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

Dated:  January 21, 2001
BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

/s/ Ross Wilmot
Ross Wilmot Director and President