Form 10KSB
period 2002-02-28
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-06-12
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
_________________________

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 28, 2002

OR

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [   ]

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenues for its most recent fiscal year were $0

The aggregate market value of the issuer's voting stock held as of February 28, 2002 by non-affiliates of the issuer, based upon the average of the closing bid and asked price on that date, was approximately $8,911,266.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES  [   ]   NO   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of the latest practicable date: 4,071,938 as of February 28, 2002.

Transitional Small Business Disclosure Format (check one):   Yes  [   ]   No  [X]

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-KSB

For the Year Ended February 28, 2002

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

On November 8, 2001, we announced that we had entered into a binding letter of Agreement to acquire all of the issued and outstanding shares and warrants of Comcam International, Inc. ("Comcam") in exchange for (i) the issuance of 2,285,969 shares of our common stock, (ii) the right to purchase 551,250 shares of our common stock at a price of $1.50 per share, and (iii) the reservation of 2,250,000 shares of our common stock to be issued on the basis of one share for each $1 of earnings from operations as defined in the agreement. Following this share exchange, Comcam will be a wholly-owned subsidiary of Bullet and will change its name to Comcam Inc.

Comcam is a privately held Delaware technology corporation that has developed a technology for video and other information compression over low bandwidth wireless and traditional networks. Comcam has developed leading-edge technology advanced devices and full-service backing system support, which can be utilized in the law enforcement, security and transportation industries.

In anticipation of this transaction, we advanced $75,000 to Comcam. The advances receivable are unsecured and non-interest bearing, with no fixed terms of repayment. If the proposed acquisition does not proceed, the advances will bear interest at 8% per annum from the date of termination. Subsequent to February 28, 2002, we advanced an additional $75,000 to Comcam.

As part of this Agreement, we have agreed to use our best efforts to complete a financing, by way of a private placement, to raise gross proceeds of $2,000,000.

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

  On November 8, 2001, we announced that we had entered into a binding letter of Agreement to acquire all of the issued and outstanding shares and warrants of Comcam International, Inc. ("Comcam") in exchange for (i) the issuance of 2,285,969 shares of our common stock, (ii) the right to purchase 551,250 shares of our common stock at a price of $1.50 per share, and (iii) the reservation of 2,250,000 shares of our common stock to be issued on the basis of one share for each $1 of earnings from operations as defined in the agreement. Following this share exchange, Comcam will be a wholly-owned subsidiary of Bullet and will change its name to Comcam Inc. Comcam is a privately held Delaware technology corporation that has developed a technology for video and other information compression over low bandwidth wireless and traditional networks. Comcam has developed leading-edge technology advanced devices and full-service backing system support, which can be utilized in the law enforcement, security and transportation industries. In anticipation of this transaction, we advanced $75,000 to Comcam. The advances receivable are unsecured and non-interest bearing, with no fixed terms of repayment. If the proposed acquisition does not proceed, the advances will bear interest at 8% per annum from the date of termination. Subsequent to February 28, 2002, we advanced an additional $75,000 to Comcam. As part of this Agreement, we have agreed to use our best efforts to complete a financing, by way of a private placement, to raise gross proceeds of $2,000,000.

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

Item 2.     Description of Property.

We do not own any real estate, nor invest in any real estate securities. We have no office facilities or real property holdings except that we currently rent office space in Vancouver, British Columbia on a month-to-month basis at a monthly rental of $2,000.

Item 3.     Legal Proceedings.

There are no pending legal proceedings to which we, our director, or our officer are a party. We have no knowledge of any pending legal proceedings to which parties owning 5% of our common stock are a party. We do not know of any legal proceedings contemplated or threatened by or against us.

Item 4.     Submission of Matters to a Vote of Security Holders.

>No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended February 28, 2002.

PART II

Item 5.     Market for Company's Common Equity and Related Stockholder Matters.

Market - Until July 31, 1999, our common stock was quoted on the OTC Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol, "BLLE". Since August 1, 1999, our common stock has been quoted on the "Pink Sheets", a service maintained by the National Quotation Bureau, LLC. The approximate number of holders of the common stock as of February 28, 2002 is 30. The approximate number of shares of our common stock outstanding is 4,071,938.

The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board and the Pink Sheets. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.

FISCAL QUARTER	HIGH	LOW
02/24/99** - 02/02/99	6.25	3.125
03/01/99 - 05/31/99	7.00	0.3125
06/01/99 - 08/31/99	9.5625	5.2344
09/01/99 - 11/30/99	5.25	2.50
12/01/99 - 02/29/00	5.00	3.00
03/01/00 - 05/31/00	4.4063	3.00
06/01/00 - 08/31/00	4.4375	3.1875
09/01/00 - 11/30/00	4.6563	3.25
12/01/00 - 02/28/01	4.00	2.00
03/01/01 - 05/31/01	2.75	1.72
06/01/01 - 08/31/01	1.60	0.20
09/01/01 - 11/30/01	1.39	0.10
12/01/01 - 02/28/02	0.95	0.71

** Our common stock was first quoted on February 24, 1999

Dividends - During the last two years, we have not paid any dividends, nor do we anticipate payment of any cash dividends in the foreseeable future. Although it is our intention to utilize all available funds for the development of our business, no restrictions are in place which would limit or restrict our ability to pay dividends.

Recent Sales of Unregistered Securities - We made no sales of unregistered securities during the fiscal year ended February 28, 2002. During the fiscal year ended February 28, 2002, we issued 1,101,516 shares of common stock at an agreed value of $339,433 for the settlement of notes payable of $150,375, resulting in a loss on settlement of notes payable of $27,375, and for settlement of accounts payable of $161,683.

Item 6.     Plan of Operations

On November 8, 2001, we announced that we had entered into a binding letter of Agreement to acquire all of the issued and outstanding shares and warrants of Comcam International, Inc. ("Comcam") in exchange for (i) the issuance of 2,285,969 shares of our common stock, (ii) the right to purchase 551,250 shares of our common stock at a price of $1.50 per share, and (iii) the reservation of 2,250,000 shares of our common stock to be issued on the basis of one share for each $1 of earnings from operations as defined in the agreement. Following this share exchange, Comcam will be a wholly-owned subsidiary of Bullet and will change its name to Comcam Inc.

Comcam is a privately held Delaware technology corporation that has developed a technology for video and other information compression over low bandwidth wireless and traditional networks. Comcam has developed leading-edge technology advanced devices and full-service backing system support, which can be utilized in the law enforcement, security and transportation industries.

In anticipation of this transaction, we advanced $75,000 to Comcam. The advances receivable are unsecured and non-interest bearing, with no fixed terms of repayment. If the proposed acquisition does not proceed, the advances will bear interest at 8% per annum from the date of termination. Subsequent to February 28, 2002, we advanced an additional $75,000 to Comcam.

As part of this Agreement, we have agreed to use our best efforts to complete a financing, by way of a private placement, to raise gross proceeds of $2,000,000.

During the fiscal year ended February 28, 2002, we issued 1,101,516 shares of common stock at an agreed value of $339,433 for the settlement of notes payable of $150,375, resulting in a loss on settlement of notes payable of $27,375, and for settlement of accounts payable of $161,683.

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

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our sole director and officer, who will serve until our next annual meeting, or until his successors are elected or appointed and qualified, is as follows:

Name	Age	Year Elected	Positions Held

Ross Wilmot	58	2001	Director, President

Ross Wilmot - Mr. Wilmot has served as a director since January 1999 and our President since March 2001. Mr. Wilmot is a Chartered Accountant. In addition, he serves in the following capacities of other companies: Director (from February 1999 to present) and Vice-President, Finance (from January 1995 to February 1999) of Breckenridge Resources Ltd.; Director (from April 2000 to present), President (from April 2000 to October 2001) and Vice-President, Finance (January 1995 to present) of Briyante Software Corp.; Director (from July 1996 to April 1998 and July 2001 to present) and Vice-President, Finance of CTF Technologies Inc. (from July 1996 to present); Director (from July 1998 to February 1999) and Vice-President, Finance and Chief Financial Officer (from July 1998 to present) of Imagis Technologies Inc.; Director (from October 1997 to present) and Chief Financial Officer (October 1997 to May 2001) of Intacta Technologies Inc.; Director (from August 1995 to June 2001) and Vice-President, Finance (from August 1995 to present) of Multivision Communications Corp.; Director (from April 1997 to present) and Vice-President, Finance (from January 1997 to present) of Neuer Capital Corp.; Director and President of Orex Ventures Inc. (from May 2001 to present); Director (from May 1997 to present) and President (from May 2001 to present) of Orko Gold Corp.; Director (from April 1996 to present), Secretary (from April 1996 to April 1999) and President (from April 1999 to present) of Paloma Ventures Inc.; Director and President of Quantum Power Corporation (March 2001 to present); Director (from February 1997 to present) and Vice-President, Finance( from June 1996 to June 2001) of Radical Elastomers Inc.; and Director and President of Sudamet Ventures Inc. (from April 2001 to present).

We have no other officers or employees. Given that we have only one director, no family relationships between such positions exists. No legal proceedings have been instituted in the previous five years against our sole director. We have no knowledge of any legal proceedings against any predecessor director, officer, or promoter.

Item 10.     Executive Compensation.

Summary Compensation Table. The following table sets forth certain summary information concerning the compensation paid to the present director and to the former director for the fiscal year ended February 28, 2002.

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Compensation

Ross Wilmot, President and Sole Director	2/28/02 2/28/01 2/29/00	0 0 0	0 0 0	$8,720* 0 0

G.W. Norman Wareham, Former President and Sole Director	2/28/02 2/28/01 2/29/00	0 0 0	0 0 0	0 $42,192** $31,030**

* These amounts were billed by Cedarwoods Group for services provided by Mr. Ross Wilmot.
** These amounts were billed by Wareham Management Ltd. for services provided by Mr. G.W. Norman Wareham.

Option/SAR Grants. We have not granted any options or stock appreciation rights to our officers or directors during the last fiscal year.

Aggregate Option/SAR Exercises. No stock options or stock appreciation rights have been exercised in the last fiscal year.

Long Term Incentive Plan Awards. No long term incentive plans have been awarded.

Compensation of Directors. No direct compensation to our director was paid or authorized by our board of directors during the fiscal year ended February 28, 2002.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table provides information regarding record owners of at least five percent of our outstanding common stock:
Title of Class	Name and Address	Number of Shares Owned as of February 28, 2002	% of Class

Common	Valor Invest Limited 29 Quai des Bergues, 4th Floor CH 1201 Geneva, Switzerland	395,000	9.7

Security Ownership of Management. The following table provides information regarding the security ownership of our management.
Title of Class	Name and Address	Number of Shares Owned as of February 28, 2002	% of Class

N/A	Ross Wilmot 1075 West Georgia Street #1300 Vancouver, B.C. Canada, V6E 3C9	0	0

Item 12.     Certain Relationships and Related Transactions.

During the fiscal year ended February 28, 2002, we paid $8,720 (2001: $nil) to Cedarwoods Group, a company controlled by our president and sole director, Mr. Ross Wilmot, for management services provided; $3,210 (2001: $10,450) to Wareham Management, a company controlled by our former director for consulting services provided; and $6,462 (2001: $nil) to International Portfolio Management Inc., for administrative services provided, a company in which our president is also an officer.

Included in accounts payable as of February 28, 2002 is $13,524 (2001: $nil) due to these related parties.

Item 13.     Exhibits and Reports on Form 8-K.

F-1	Audited Financial Statements as of February 28, 2002, including audited balance sheet and audited statements of income, cash flows, and changes in stockholders' equity.

3(i)(a)	Certificate of Incorporation (incorporated by reference to the Form 10-SB filed on September 20, 1999)
(b)	Amendment to Certificate of Incorporation dated February 20, 1998. (incorporated by reference to the Form 10-SB filed on September 20, 1999)
(c)	Certificate of Amendment of Certificate of Incorporation dated March 15, 1998. (incorporated by reference to the Form 10-SB filed on September 20, 1999)

3(ii)	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

/s/ Ross Wilmot Ross Wilmot, President
Date: May 29, 2002

BULLET ENVIRONMENTAL TECHNOLOGIES INC.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders' Deficiency	F-5
Statements of Cash Flows	F-6 to F-7
Notes to the Financial Statements	F-8 to F-15

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
Bullet Environmental Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Bullet Environmental Technologies, Inc. as at February 28, 2002 and 2001 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period from start of development stage on March 1, 1999 to February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period from start of development stage on March 1, 1999 to February 28, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent upon financing to continue operations and has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Vancouver, Canada	"Davidson & Company" Chartered Accountants

May 10, 2002

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in United States Dollars) AS AT FEBRUARY 28
	2002	2001

ASSETS
Current
Cash	$11,615	$583
Prepaid expenses	8,725	-
Total current assets	20,340	583

Advances receivable (Note 4)	75,000	-

Total assets	$95,340	$583

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable and accrued liabilities	$332,993	$382,328
Notes payable (Note 5)	10,390	51,457
Total current liabilities	343,383	433,785

Stockholders' deficiency
Capital stock (Note 6)
Authorized
30,000,000 common shares, par value of $0.0001
5,000,000 preference shares, par value of $0.0001
Issued
4,071,938 common shares (2001 - 2,970,422)	408	297
Additional paid-in capital (Note 6)	1,546,024	1,206,702
Stock subscriptions received in advance (Note 6)	100,000	-
Deficit	(316,562)	(316,562)
Deficit accumulated during the development stage	(1,582,194)	(1,325,848)
Other comprehensive income	4,281	2,209
Total stockholders' deficiency	(248,043)	(433,202)
Total liabilities and stockholders' deficiency	$95,340	$583

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in United States Dollars)
	Period From Start of Development Stage on March 1, 1999 to February 28, 2002	Year Ended February 28, 2002	Year Ended February 28, 2001

EXPENSES
Bank charges and interest	$2,675	$513	$1,745
Consulting fees	605,571	93,525	175,761
Management fees	212,042	8,720	42,192
Office and miscellaneous	24,314	5,483	4,543
Professional fees	572,461	55,735	47,408
Rent	32,695	16,000	-
Shareholder relations	24,315	24,315	-
Transfer agent and registrar	11,232	4,675	02,519
Travel	69,514	20,005	11,583
Loss for the period before extraordinary item	(1,554,819)	(228,971)	(285,751)

EXTRAORDINARY ITEM
Loss on settlement of notes payable (Note 5)	(27,375)	(27,375)	-
Loss for the period	$(1,582,194)	$(256,346)	$(285,751)

Basic and diluted loss per share before extraordinary item		$(0.07)	$(0.10)
Basic and diluted loss per share of extraordinary item		$(0.01)	$(0.00)
Basic and diluted loss per share		$(0.08)	$(0.10)
Weighted average number of shares of common stock outstanding		3,302,695	2,875,080

The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in United States Dollars)

	Number of Common Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Received	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Total
Balance at February 28, 1999	150,475	$ 15	$ 311,284	$ -	$ (316,562)	$ 3,604	$ (1,659)
Shares issued for cash	2,000,000	200	99,800	-	-	-	100,000
Shares issued for cash	700,000	70	349,930	-	-	-	350,000
Return of shares to treasury for cancellation	(53)	-	-	-	-	-	-
Stock-based compensation for options issued to consultants and non- employees	-	-	385,700	-	-	-	385,700
Loss for the year	-	-	-	-	-	-	(1,040,097)
Cumulative translation adjustment	-	-	-	-	-	(1,102)	(1,102)
Balance at February 29, 2000	2,850,422	285	1,146,714	-	(316,562)	2,502	(207,158)
Shares issued for settlement of debt	120,000	12	59,988	-	-	-	60,000
Loss for the year	-	-	-	-	-	-	(285,751)
Cumulative translation adjustment	-	-	-	-	-	(293)	(293)
Balance at February 28, 2001	2,970,422	297	1,206,702	-	(316,562)	2,209	(433,202)
Shares issued for settlement of debts	1,101,516	111	339,322	-	-	-	339,433
Stock subscriptions received in advance	-	-	-	100,000	-	-	100,000
Loss for the year	-	-	-	-	-	-	(256,346)
Cumulative translation adjustment	-	-	-	-	-	2,072	2,072
Balance at February 28, 2002	4,071,938	$ 408	$ 1,546,024	$ 100,000	$ (316,562)	$ 4,281	$ (248,043)

The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in United States Dollars)

	Period From Start of Development Stage on March 1, 1999 to February 28, 2002	Year Ended February 28, 2002	Year Ended February 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(1,582,194)	$(256,346)	$(285,751)
Items not affecting cash:
Consulting fees paid by stock options	255,600	-	-
Professional fees paid by stock options	130,100	-	-
Accrued interest on notes payable	1,847	390	1,457
Loss on settlement of notes payable	27,375	27,375	-
Changes in other non-cash operating assets and liabilities:
Increase in prepaid expenses	(8,725)	(8,725)	-
Increase in accounts payable and accrued liabilities	552,690	112,348	226,793
Net cash used in operating activities	(623,307)	(124,958)	(57,501)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable	(75,000)	(75,000)	-
Net cash used in investing activities	(75,000)	(75,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	450,000	-	-
Notes payable	158,918	108,918	50,000
Stock subscriptions received in advance	100,000	100,000	-
Net cash provided by financing activities	708,918	208,918	50,000

- continued -

The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in United States Dollars)

	Period From Start of Development Stage on March 1, 1999 to February 28, 2002	Year Ended February 28, 2002	Year Ended February 28, 2001

Continued...

Change in cash during the period	10,611	8,960	(7,501)
Effect of exchange rate changes on cash	677	2,072	(293)
Net change in cash during the period	11,288	11,032	(7,794)
Cash, beginning of period	327	583	8,377
Cash, end of period	$11,615	$11,615	583
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Supplemental disclosure with reflect to cash flows (Note 8)

The accompanying notes are an integral part of these financial statements.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2002

1.     HISTORY AND ORGANIZATION OF THE COMPANY

Bullet Environmental Technologies, Inc. (the "Company") was incorporated under the laws of the State of Delaware on December 18, 1997. The Company was considered to be in the exploration stage until February 28, 1999 at which time it ceased its mineral exploration activities. The Company is seeking business opportunities in the hi-tech industry and as of March 1, 1999 is considered to be a development stage company as the Company has not generated revenues from its operations.

2.     GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by notes payable and the issuance of capital stock. Continued operations of the Company are dependent on the Company's ability to complete additional public equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

	2002	2001

Deficit	$ (316,562)	$ (316,562)
Deficit accumulated during the development stage	(1,582,194)	(1,325,848)
Working capital (deficiency)	(323,043)	(433,202)

3.     SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2002

3.     SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Foreign currency translation

The Company has determined that the functional currency of its operations is the local currency, the Canadian dollar. Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the year-end exchange rates. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations. Related exchange gains and losses are included in other comprehensive income as a separate component of stockholders' deficiency. Exchange gains and losses resulting from foreign currency transactions are included in the statements of operations.

Income taxes

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

Loss per share

Basic loss per share is computed by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share as the exercise of any options would be anti-dilutive.

Stock-based compensation

The Company has elected to follow the intrinsic value approach of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS 123 permits companies to continue to follow APB 25 and provide pro-forma disclosure of the impact of applying the fair value method of SFAS 123.

The Company also adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), with respect to certain provisions applicable to new awards, options repricings, and changes in grantee status. FIN 44 addresses practice issues related to the application of APB 25.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2002

3.     SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock-based compensation (cont'd...)

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services" ("EITF 96-18").

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. This statement also establishes criteria for separate recognition of intangible assets acquired in a purchase business combination. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In July 2001, FASB issued Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2002

4.     PROPOSED ACQUISITION

During the current year, the Company entered into an agreement, as amended on May 8, 2002, to acquire all of the issued and outstanding shares and warrants of Comcam International, Inc. ("Comcam") in exchange for (i) the issuance of 2,285,969 shares of common stock of the Company, (ii) the right to purchase 551,250 shares of common stock of the Company at a price of $1.50 per share, and (iii) the reservation of 2,250,000 shares of common stock of the Company to be issued on the basis of one share for each $1 of earnings from operations as defined in the agreement.

In anticipation of this transaction, the Company advanced $75,000 to Comcam. The advances receivable are unsecured, non-interest bearing and with no fixed terms of repayment. If the proposed acquisition does not proceed, the advances will bear interest at 8% per annum from the date of termination. Subsequent to February 28, 2002, the Company advanced an additional $75,000 to Comcam.

5.     NOTES PAYABLE

	2002	2001

Principal	$ 10,000	$ 50,000
Accrued interest	390	1,457
	$ 10,390	$ 51,457

The notes payable are unsecured, bear interest at 6% per annum and are due on demand.

During the current year, the Company issued 395,000 shares of common stock with an agreed value of $177,750 for the settlement of notes payable of $150,375, resulting in a loss on settlement of $27,375.

6.     CAPITAL STOCK

Effective March 15, 1999, the Company implemented a 50:1 reverse stock split where each issued and outstanding share of the Company's common stock was converted to 0.02 shares of the Company's common stock. Fractional shares totalling 53 shares of common stock were returned to treasury for cancellation in conjunction with the reverse stock split. Stockholders' deficiency has been restated to give retroactive recognition of the reverse stock split for all periods presented by reclassifying from common shares to additional paid-in capital the par value of converted shares arising from the split. In addition, all references to number of shares and per share amounts of common shares have been restated to reflect the reverse stock split.

In March 1999, the Company issued 2,000,000 shares of common stock for cash proceeds of $100,000.

In February 2000, the Company issued 700,000 shares of common stock for cash proceeds of $350,000.

In December 2000, the Company issued 120,000 shares of common stock at an agreed value of $60,000 for the settlement of accounts payable totalling $60,000.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2002

6.     CAPITAL STOCK (cont'd...)

In October 2001, the Company issued 625,000 shares of common stock at an agreed value of $125,000 for settlement of accounts payable totalling $125,000.

In December 2001, the Company issued 395,000 shares of common stock at an agreed value of $177,750 for the settlement of notes payable totalling $150,375, resulting in a loss on settlement of $27,375.

In January 2002, the Company issued 81,516 shares of common stock at an agreed value of $36,683 for settlement of accounts payable totalling $36,683.

Common shares

The common shares of the Company are of the same class, voting and entitle shareholders to dividends. Upon liquidation, dissolution or wind-up, shareholders are entitled to the residual business proceeds of the Company after all of its debts, obligations and liabilities are settled.

Preferred shares

The Company and its Board of Directors can issue shares of preferred stock including authorizing dividend rates and features, conversion privileges, redemption and sinking fund features and the rights of the shares in the event of a liquidation, dissolution or wind-up.

Additional paid-in capital

The excess of proceeds received for common shares over their par value of $0.0001, less share issue costs, is credited to additional paid-in capital.

Stock subscriptions received in advance

During the current year, the Company received cash proceeds of $100,000 towards the issuance of 200,000 shares of common stock at a price of $0.50 per share.

Stock options

There has been no stock option activity for the years ended February 28, 2002 and 2001.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2002

6.     CAPITAL STOCK (cont'd...)

Stock options (cont'd...)

Following is a summary of the status of options outstanding at February 28, 2002:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.50	84,504	5.00	$ 0.50	-

The options are exercisable for a period of five years from the date that is 366 days after the completion of a public share offering by the Company.

7.     RELATED PARTY TRANSACTIONS

During the year ended February 28, 2002, the Company entered into the following transactions with related parties:

a)     Paid or accrued management fees of $8,720 (2001 - $Nil) to a company controlled by a director of the Company.

b)     Paid or accrued secretarial services of $6,462 (2001 - $Nil) to a company with a common officer.

c)     Paid or accrued consulting fees of $3,210 (2001 - $Nil) and management fees of $Nil (2001 - $42,192) to a company controlled by a former director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

Included in accounts payable as at February 28, 2002 is $8,663 (2001 - $Nil) to a company controlled by a director of the Company and $4,861 (2001 - $Nil) to a company with a common officer.

8.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The significant non-cash transaction for the year ended February 28, 2002 consisted of the Company issuing 1,101,516 shares of common stock in the amount of $339,433 for the settlement of notes payable of $150,375, resulting in a loss on settlement of $27,375, and for the settlement of accounts payable of $161,683.

The significant non-cash transaction for the year ended February 28, 2001 consisted of the Company issuing 120,000 shares of common stock in the amount of $60,000 for the settlement of accounts payable.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2002

9.     INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2002	2001

Loss before income taxes	$ (256,346)	$ (285,751)

Expected income tax recovery	$ 87,158	$ 97,155
Unrecognized benefit of operating loss carryforwards	(87,158)	(97,155)
Actual income tax recovery	$ -	$ -

The Company's deferred income tax asset is as follows:

	2002	2001

Deferred income tax asset:
Operating loss carryforwards	$ 325,000	$ 245,000
Valuation allowance	(325,000)	(245,000)

	$ -	$ -

The Company has operating loss carryforwards of approximately $956,000 which may be utilized to reduce future years' taxable income and expire beginning in 2018.

The Company has provided a valuation allowance against its deferred tax asset given that it is more likely than not that these benefits will not be realized. During the year ended February 28, 2002, the valuation allowance increased by $80,000 (2001 - $147,000).

10.     FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, advances receivable, accounts payable and accrued liabilities and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

11.     SEGMENTED INFORMATION

The Company currently operates in one business segment in Canada.

BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
FEBRUARY 28, 2002

12.     SUBSEQUENT EVENTS

On March 8, 2002 and April 5, 2002, the Company received cash proceeds of USD$50,000 and CDN$43,000, respectively, towards future issuances of common stock of the Company.

13.     COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current year's presentation.