Form 10KSB/A
period 2002-02-28
BULLET ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-08-09
CIK 1057327

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended: February 28, 2002
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

     Commission File Number: 1-15165
                             -------

                    BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                    ---------------------------------------
          (Name of Small Business Issuer As Specified In Its Charter)

              DELAWARE                                98-0208402
              --------                                ----------
   (State or Other Jurisdiction of        (IRS Employer Identification No.)
    Incorporation or Organization)

            1140 MCDERMOTT DRIVE, WEST CHESTER, PENNSYLVANIA 19380
            ------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (610) 436-8029
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of Each Class            Name of Exchange On Which Registered
     -------------------            ------------------------------------
Common Stock ($0.0001 par value)                   None

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES __X__      NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $ 1,831,872 based on the average closing bid and ask price for the common stock on August 5, 2002.

As of August 5, 2002 there were 6,857,902 shares outstanding of the registrant's common stock.

                    BULLET ENVIRONMENTAL TECHNOLOGIES, INC.

                                FORM 10-KSB/A

                     FOR THE YEAR ENDED FEBRUARY 28, 2002

                                   INDEX

PART I
Item 1.   Description of Business                                        2
Item 2.   Description of Property                                        4
Item 3.   Legal Proceedings                                              5
Item 4.   Submission of Matters to a Vote of Security Holders            5

PART II
Item 5.   Market for Common Equity and Related Stockholder Matters       5
Item 6.   Plan of Operation                                              6
Item 7.   Financial Statements                                           7
Item 8. Changes in and Disagreements with Accountants on Accounting 23 and Financial Disclosure

PART III
Item 9.   Directors, Executive Officers, Promoters and Control          23
          Persons; Compliance With Section 16(a) of the Exchange Act.
Item 10.  Executive Compensation                                        25
Item 11.  Security Ownership of Certain Beneficial Owners and           25
          Management
Item 12.  Certain Relationships and Related Transactions                26
Item 13.  Exhibits and Reports on Form 8-K                              27


SIGNATURES                                                              28

EXHIBITS                                                                29

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

As used herein, the term "Company" refers to ComCam, Inc., a Delaware corporation and its subsidiaries and predecessors, unless the context indicates otherwise.

The Company was originally incorporated under the laws of the State of Delaware on December 18, 1997 under the name of "Innovin Development Corporation". The Company merged with Innovin, Inc., a Colorado corporation on March 5, 1998 with Innovin Development Corporation being the surviving corporation. On March 5, 1998, in anticipation of going into the mining business, the Company amended its Certificate of Incorporation to change its name to, "Anglo-Sierra Resources Corp". On March 15, 1999, in order to reflect our plan to market certain waste treatment technology under the trade name "Bullet", the Company amended its Certificate of Incorporation to change its name to, "Bullet Environmental Technologies, Inc." The Company's name was changed to ComCam, Inc. on June 3, 2002 to reflect the acquisition of ComCam International, Inc. as a majority owned subsidiary ("ComCam").

The Company's business plan during the period covered by this report was to seek one or more suitable business combinations or acquisitions to create value for our shareholders. The Company had no day-to- day operations. Our sole officer and director devoted requisite time and attention to the affairs of the Company. Management adopted a conservative policy of seeking opportunities that they considered to be of exceptional quality and did not plan to restrict its consideration to any particular business or industry segment. The decision to participate in a specific business opportunity was to be made upon management's analysis of the quality of the other business' management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors.

On November 8, 2001, the Company signed a letter of intent with ComCam, a privately held Delaware technology corporation that had developed a technology for video and other information compression over low bandwidth wireless and traditional networks. The Company acquired ComCam on May 30, 2002 pursuant to the terms of a stock exchange agreement whereby the Company agreed to issue to the shareholders of ComCam 2,285,969 shares of the Company's restricted common stock on a pro rata basis, grant 551,250 purchase warrants with an exercise price of $1.50 to those shareholders of ComCam that held share purchase warrants in ComCam and to reserve 2,250,000 shares of the Company's restricted common stock for future issuance to the shareholders of ComCam pro rata basis on the basis of three shares of the Company's common stock for each $1.00 of earnings from operations for each fiscal year, for a period of three years, in exchange for all the issued and outstanding shares and share purchase warrants of ComCam. On May 30, 2002 the Company acquired approximately 89% of ComCam and expects to acquire the remaining shares and share purchase warrants of ComCam.

FORWARD LOOKING DESCRIPTION OF BUSINESS

The acquisition of ComCam places the Company in the forefront of the rapidly growing worldwide market for fixed and mobile digital video cameras and communication systems. ComCam is a leading provider of IP-enabled fixed and mobile digital video camera technology and communication systems. ComCam's sophisticated system and innovative video compression technology are built directly into the camera, providing high quality video with low bandwith requirements. The Company's IDNC-10 "client-server-in-a-camera" series offers a "smart feature set" and capabilities such as motion detection and biometric analysis, including facial and thumbprint recognition not found in any camera currently on the market. ComCam compressed video images and other data can be stored at the camera or transmitted immediately over any network, fixed or wireless, to devices using any format, including cell phones, personal digital devices, personal computers, laptops and servers.

The compressed video images and other data can be stored at the camera or transmitted immediately over any network, fixed or wireless, to devices using any data format, including cell phones, personal digital devices, personal computers, laptops and servers. ComCam's design flexibility enables use across licensed and unlicensed radio standards, thus permitting deployment of ComCam products to nearly 100 countries including the U.S., Japan and the European community. In addition to video applications, ComCam's products can be integrated with motion detection devices and biometric products, including facial and thumbprint recognition. ComCam's "client-server-in-a-camera's", superior technology, is more cost effective than any other similar device on the market today and can be purchased for under $1,000 per unit in many cases.

Initial sales of ComCam's products have focused on the security and monitoring markets. ComCam has begun to build an international distribution network, with sixteen distributors operating in ten countries in the U.S., Asia and the European community. Among the diverse uses that ComCam systems are being deployed for are: software for air cargo security for a European airline; airport security and highway traffic monitoring in Italy and Hong Kong; truck cargo security in South Africa; classified applications by the U.S. Department of Defense; and perimeter security for a major U.S. pharmaceutical firm.

ComCam was the world's first company to design, manufacture, and sell integrated 802.11b (WiFi) and Japan's famous NTT DoCoMo-compliant IP wireless cameras.

ComCam is implementing two innovative long-term revenue opportunities. One involves the deployment of a fully integrated, back-end hosting subscription service that is billed monthly. Initial trials are underway in Pennsylvania and Texas. The service will be deployed in partnership with distributors or dealers with target markets in the commercial and residential sectors. The service includes video capture and storage and can provide multiple viewing and playback opportunities as well as Internet access. The second involves the licensing of elements of ComCam's core technology for use in other products. Licensing agreements are being awarded in terms of both a base licensing fee as well as per-unit royalty fees.

International, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. ComCam's fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. ComCam has successfully operated within present governmental regulations in various jurisdictions and is confident that any changes in governmental regulations can be met in relation to its core technology.

Competition within the international market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While there is no dominant technological or business leader, there are many companies with greater financial resources and more established distribution channels than ComCam. However, ComCam is bringing to market a highly competitive video camera system that meets the requirements of both the commercial wired and wireless end-users. Most importantly, offering a fully functional, compact wireless system opens new market opportunities for mobile and wearable deployment. ComCam's products are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than competitive products currently in the market place.


ComCam expensed $160,000 in 2001 and $563,901 in 2000 on research and development activities in over the past two years. Research and development focused on core software developments, market trials, and pre-production assembly. The recent decrease in research and development spending is due to limited funding.

The physical assembly of ComCam's products is undertaken in Korea, New York and most recently Germany under manufacturing arrangements. ComCam relies on two single source suppliers for certain key components of its products. ComCam is confident that this reliance does not pose an impediment on the company's potential performance and believes that this reliance may well be phased out of ComCam's next generation products.

ComCam is required to Federal Communications Commission approval, specifically for Class A, B and Part 15 for the telephone related applications of its hardware products. ComCam's German manufacturer is in the process of obtaining these approvals at an insignificant cost to ComCam.

ComCam currently employs eight (8) people as independent contractors. Management believes that these independent contractors will be engaged as employees when sufficient funding is assured.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission.

The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 4,500 square feet of office space in West Chester, Pennsylvania on a five year lease commencing February 17, 2000 at $3,398.64 a month in 2001. The Company also leases office space in Vancouver, British Columbia on a month-to-month basis at a monthly rental of $2,000

The Company believes that its current office space is generally suitable and adequate to accommodate its current operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended February 28, 2002.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on Over the Counter Bulletin Board under the symbol CMCA.OB. Prior to July 24, 2002, the Company traded under the symbol BLLE.OB.
The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years on the OTC Bulletin Board and the Pink Sheets LLC. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.
FISCAL QUARTER                                        HIGH         LOW
12/01/99 - 02/29/00                                   5.00         3.00
03/01/00 - 05/31/00                                   4.41         3.00
06/01/00 - 08/31/00                                   4.44         3.19
09/01/00 - 11/30/00                                   4.66         3.25
12/01/00 - 02/28/01                                   4.00         2.00
03/01/01 - 05/31/01                                   2.75         1.72
06/01/01 - 08/31/01                                   1.60         0.20
09/01/01 - 11/30/01                                   1.39         0.10
12/01/01 - 02/28/02                                   0.95         0.71

Record Holders

As of August 5, 2002, there were approximately 62 shareholders of record holding a total of 6,857,902 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

The Company sold no unregistered securities sold within the period covered by this annual report that were not made part of the Company's quarterly reports.

ITEM 6.  PLAN OF OPERATION

PLAN OF OPERATION

The Company's plan of operation is to develop, manufacture, and sell ComCam's video and other information compression over low bandwidth wireless and traditional networks technology on an international basis.

During the first quarter of the period the Company focused on completing its due diligence inquiry into ComCam and completing the requisite documentation to acquire ComCam as a wholly owned subsidiary on May 30, 2002. The Company further chose to adopt ComCam's fiscal year of December 31 and has prepared its plan of operation accordingly.

During the second quarter of the fiscal year, a one month period (May 31 - June 30) the Company focused on integrating management into operations by appointing new officers and directors, changing the Company's name and trading symbol and focusing on obtaining new funding.

During, the third quarter of the current fiscal year, the Company will be involved in the release of a new software product "C3" in English, Japanese and German that can be used in conjunction with the "client-server-in-a-camera-system". The Company intends to pilot the production of the IDNC-10 product by the contract manufacturer in Germany. Management intends to attend at least security related trade shows in the United States, Japan and Germany to identify and utilize strategic partners and dealers for the Company's products.

During the fourth quarter of the current fiscal year, the Company will concentrate on production rollouts with its current dealers and continue the development of a dealer network in Europe and Asia. The Company will focus on research and development designed to reduce costs associated with component parts. The Company anticipates sufficient production in the fourth quarter to fulfill current sales opportunities and develop future marketing opportunities. Finally, ComCam will continue to offer engineering services that utilize its technology in existing third party products.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2002, the Company had no significant assets. The Company anticipates raising capital through debt or equity financings from public or private sources to satisfy the cash needs of fulfilling its aggressive plan of operation through the calendar year ending December 31, 2002. However, there can be no assurances that the Company will be able to raise the required by its plan of operation.

The Company intends to expend on research and development as it moves to develop the "camera-in-a-computer" system. The intention to expend sums in the fourth quarter on research and development is dependent on the Company's ability to raise sufficient capital to satisfy its plan of operation.

The Company intends to contract the manufacture of the "computer-in-a-camera" as described in its plan of operation, thereby minimizing the Company's need to spend significant capital amounts on the purchase of equipment.

The Company intends to hire its current contractors as employees to be managers, production personnel and sales people in accord with its plan of operation. The intention to hire employees is subject to the Company's ability to raise sufficient capital to satisfy its plan of operation.

ITEM 7.  FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended February 28, 2002 are attached hereto as pages 8 through 22.

                   BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                       (A Development Stage Company)


                            FINANCIAL STATEMENTS
                    (Expressed in United States Dollars)


                             FEBRUARY 28, 2002

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







Vancouver, Canada                                        Chartered Accountants

May 10, 2002

                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                      (Expressed in United States Dollars)
                                AS AT FEBRUARY 28
                =================================================


                                                             2002           2001
                                                      -----------    -----------

                         ASSETS

          CURRENT

  Cash                                                $    11,615    $       583
  Prepaid expenses                                          8,725             -
                                                      -----------    -----------

  Total current assets                                     20,340            583

Advances receivable (Note 4)                               75,000             -
                                                      -----------    -----------

TOTAL ASSETS                                          $    95,340    $       583
                                                      ===========    ===========



       LIABILITIES AND STOCKHOLDERS' DEFICIENCY


          CURRENT

Accounts payable and accrued liabilities              $   332,993    $   382,328
  Notes payable (Note 5)                                   10,390         51,457
                                                      -----------    -----------
  Total current liabilities                               343,383        433,785
                                                      -----------    -----------


          STOCKHOLDERS' DEFICIENCY

  Capital stock (Note 6)
    Authorized
     30,000,000 common shares, par value of $0.0001
      5,000,000 preference shares, par value of $0.0001
    Issued
      4,071,938 common shares (2001 - 2,970,422)              408            297
  Additional paid-in capital  (Note 6)                 1 ,546,024      1,206,702
  Stock subscriptions received in advance (Note 6)        100,000             -
  Deficit                                                (316,562)      (316,562)
  Deficit accumulated during the development stage     (1,582,194)    (1,325,848)
  Other comprehensive income                                4,281          2,209
                                                      -----------    -----------
  Total stockholders' deficiency                         (248,043)      (433,202)


  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $    95,340    $       583
                                                      ===========    ===========

                 HISTORY AND ORGANIZATION OF THE COMPANY (NOTE 1)


    The accompanying notes are an integral part of these financial statements.

                                       10


                     BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (Expressed in United States Dollars)
                ==================================================


                                                   Period From
                                                      Start of
                                                   Development
                                                      Stage on
                                                      March 1,
                                                       1999 to    Year Ended    Year Ended
                                                  February 28,  February 28,  February 28,
                                                          2002          2002          2001
                                                  ------------  ------------  ------------

                        EXPENSES

  Bank charges and interest                       $      2,675  $        513  $      1,745
  Consulting fees                                      605,571        93,525       175,761
  Management fees                                      212,042         8,720        42,192
  Office and miscellaneous                              24,314         5,483         4,543
  Professional fees                                    572,461        55,735        47,408
  Rent                                                  32,695        16,000            -
  Shareholder relations                                 24,315        24,315            -
  Transfer agent and registrar                          11,232         4,675         2,519
  Travel                                                69,514       2 0,005        11,583
                                                  ------------  ------------  ------------

LOSS FOR THE PERIOD BEFORE EXTRAORDINARY ITEM       (1,554,819)     (228,971)     (285,751)


EXTRAORDINARY ITEM
  Loss on settlement of notes payable (Note 5)         (27,375)      (27,375)           -
                                                  ------------  ------------  ------------

                LOSS FOR THE PERIOD               $ (1,582,194) $   (256,346) $   (285,751)
                                                  ============  ============  ============



Basic and diluted loss per share before extraordinary item      $      (0.07) $      (0.10)
Basic and diluted loss per share of extraordinary item                 (0.01)        (0.00)
                                                                ------------  ------------

BASIC AND DILUTED LOSS PER SHARE                                $      (0.08) $      (0.10)
                                                                ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING      3,302,695     2,875,080
                                                                ============  ============



          The accompanying notes are an integral part of these financial statements.



                                   BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                                        (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                     (Expressed in United States Dollars)
                              ==================================================


                                                                                            Deficit
                                                                                        Accumulated
                   Number of               Additional           Stock                    During the           Other
                      Common                  Paid-in   Subscriptions                   Development   Comprehensive
                      Shares     Amount       Capital        Received        Deficit          Stage          Income        Total
                  ----------   --------   -----------   -------------   ------------   ------------   -------------   ----------

    BALANCE AT
  FEBRUARY 28,
  1999               150,475   $     15   $   311,284   $         -     $   (316,562)  $         -    $       3,604   $   (1,659)

Shares issued
  for cash         2,000,000        200        99,800             -               -              -               -       100,000
Shares issued
  for cash           700,000         70       349,930             -               -              -               -       350,000
Return of shares
  to treasury for
  cancellation           (53)        -             -              -               -              -               -             -
Stock-based
  compensation for
  options issued to
  consultants and
  non-employees           -          -        385,700             -               -              -               -       385,700
Loss for the year         -          -             -              -               -      (1,040,097)             -     1,040,097)
Cumulative
  translation
  adjustment              -          -             -              -               -              -           (1,102)      (1,102)
                  ----------   --------   -----------   -------------   ------------   ------------   -------------   ----------

    BALANCE AT
  FEBRUARY 29,
  2000             2,850,422        285     1,146,714              -        (316,562)    (1,040,097)          2,502     (207,158)

Shares issued for
  settlement of
  debt               120,000         12        59,988              -              -              -               -        60,000
Loss for the year         -          -             -               -              -        (285,751)             -      (285,751)
Cumulative
  translation
  adjustment              -          -             -               -              -              -             (293)        (293)
                  ----------   --------   -----------   -------------   ------------   ------------   -------------   ----------

   BALANCE AT
 FEBRUARY 28,
 2001              2,970,422        297     1,206,702              -        (316,562)    (1,325,848)          2,209     (433,202)

Shares issued for
  settlement
  of debts         1,101,516        111       339,322              -              -              -               -       339,433
Stock subscriptions
  received in
  advance                 -          -             -          100,000             -              -               -       100,000
Loss for the year         -          -             -               -              -        (256,346)             -      (256,346)
Cumulative
  translation
  adjustment              -          -             -               -              -              -            2,072        2,072
                  ----------   --------   -----------   -------------   ------------   ------------   -------------   ----------

   BALANCE AT
 FEBRUARY 28,]
 2002              4,071,938   $    408   $ 1,546,024   $     100,000   $   (316,562)  $ (1,582,194)  $       4,281   $ (248,043)
                  ==========   ========   ===========   =============   ============   ============   =============   ==========



                       The accompanying notes are an integral part of these financial statements.


                            BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS
                              (Expressed in United States Dollars)
                       ==================================================


                                                               Period From
                                                                  Start of
                                                               Development
                                                                  Stage on
                                                                  March 1,
                                                                   1999 to      Year Ended      Year Ended
                                                              February 28,    February 28,    February 28,
                                                                      2002            2002            2001
                                                              ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Loss for the period                                         $ (1,582,194)   $   (256,346)   $   (285,751)
  Items not affecting cash:
    Consulting fees paid by stock options                          255,600              -               -
    Professional fees paid by stock options                        130,100              -               -
    Accrued interest on notes payable                                1,847             390           1,457
    Loss on settlement of notes payable                             27,375          27,375              -

  Changes in other non-cash operating assets and liabilities:
     Increase in prepaid expenses                                   (8,725)         (8,725)             -
     Increase in accounts payable and accrued liabilities          552,690         112,348         226,793
                                                              ------------    ------------    ------------

  Net cash used in operating activities                           (623,307)       (124,958)        (57,501)
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Advances receivable                                              (75,000)        (75,000)             -
                                                              ------------    ------------    ------------

  Net cash used in investing activities                            (75,000)        (75,000)             -
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of capital stock for cash                               450,000              -               -
  Notes payable                                                    158,918         108,918          50,000
  Stock subscriptions received in advance                          100,000         100,000              -
                                                              ------------    ------------    ------------

  Net cash provided by financing activities                        708,918         208,918          50,000
                                                              ------------    ------------    ------------

                                             - continued -



                 The accompanying notes are an integral part of these financial statements.

                                               13


                            BULLET ENVIRONMENTAL TECHNOLOGIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                             (Expressed in United States Dollars)
                       ==================================================


                                                               Period From
                                                                  Start of
                                                               Development
                                                                  Stage on
                                                                  March 1,
                                                                   1999 to      Year Ended      Year Ended
                                                              February 28,    February 28,    February 28,
                                                                      2002            2002            2001
                                                              ------------    ------------    ------------

Continued...

Change in cash during the period                                    10,611           8,960          (7,501)


Effect of exchange rate changes on cash                                677           2,072            (293)
                                                              ------------    ------------    ------------

Net change in cash during the period                                11,288          11,032          (7,794)


     Cash, beginning of period                                         327             583           8,377
                                                              ------------    ------------    ------------

     Cash, end of period                                      $     11,615    $     11,615    $        583
                                                              ============    ============    ============

Cash paid during the period for interest                      $         -     $         -     $         -
                                                              ============    ============    ============

Cash paid during the period for income taxes                  $         -     $         -     $         -
                                                              ============    ============    ============


     Supplemental disclosure with respect to cash flows (Note 8)




                The accompanying notes are an integral part of these financial statements.

                                                  14

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

==============================================================================

                                                         2002           2001
                                                  ------------   ------------

Deficit                                           $   (316,562)  $   (316,562)
Deficit accumulated during the development stage   (1,582,194)     (1,325,848)
Working capital (deficiency)                         (323,043)       (433,202)
==============================================================================

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

In anticipation of this transaction, the Company advanced $75,000 to Comcam. The advances receivable are unsecured, non-interest bearing with no fixed terms of repayment. If the proposed acquisition does not proceed, the advances will bear interest at 8% per annum from the date of termination. Subsequent to February 28, 2002, the Company advanced an additional $75,000 to Comcam.

5.   NOTES PAYABLE

==========================================================================

                                                    2002            2001
                                             ------------    ------------

Principal                                    $     10,000    $     50,000
Accrued interest                                      390           1,457
                                             ------------    ------------

                                             $     10,390    $     51,457
==========================================================================

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



6.   CAPITAL STOCK (cont'd...)

     STOCK OPTIONS (cont'd...)

Following is a summary of the status of options outstanding at February 28, 2002:

=============================================================================

                           Outstanding Options            Exercisable Options
                  --------------------------------------  -------------------

                                 Weighted
                                  Average     Weighted               Weighted
                                Remaining      Average                Average
                              Contractual     Exercise               Exercise
Exercise Price     Number            Life        Price     Number       Price
--------------    ---------   -----------     --------   --------   ---------

$ 0.50               84,504         5.00       $  0.50         -

==============================================================================

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



9.   INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

============================================================================
                                                        2002           2001
                                                 ------------   ------------

Loss before income taxes                         $  (256,346)   $  (285,751)
============================================================================


Expected income tax recovery                     $    87,158    $    97,155
Unrecognized benefit of operating loss carryforwards (87,158)       (97,155)

Actual income tax recovery                       $        -     $        -
============================================================================

   The Company's deferred income tax asset is as follows:

=============================================================================

                                                         2002           2001
                                                  ------------   ------------

Deferred income tax asset:

     Operating loss carryforwards                 $    325,000   $    245,000

Valuation allowance                                   (325,000)      (245,000)
                                                  ------------   ------------
                                                  $         -    $         -

==============================================================================

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not have any disagreements on accounting or financial disclosures with our principal independent accountant during the previous two years.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's officers and directors as of June 3, 2002, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, is as follows:

       NAME               AGE            YEAR              POSITIONS HELD
                                   ELECTED/APPOINTED

  Don Gilbreath            46             2002          President, Director

  Ross Wilmot              58             2001          Director, Secretary

  Robert Betty             47             2002          Director

  Nadir Walji              54             2002          Director

Don Gilbreath - Mr. Gilbreath has served as a director and as the Company's president since June 3, 2002. He has 23 years' experience in product development, engineering project management and specialized technical sales. He has provided specialized R&D expertise to General Electric, Johnson Controls, TCI, Standard & Poor's, and Commodore International. Designed and developed over 30 products including musical instruments, multimedia players, and Internet access devices. Sold graphics systems including gaming terminals in Europe and video editing systems in Asia. Extensive experience in directing international engineering teams, vendor negotiations, licensing, patents, and offshore manufacturing. Founder and president Gilbreath Systems Inc., an international contract engineering and product development firm. Current product line includes Windows-based video production test equipment and consumer universal remote control. Designed and developed first generation Internet-access TV-based set-top device. Market test pre-dated WebTV by two years. 1994 to 1997: CTO and VP Engineering VIScorp. System architect for hardware, software, and ASIC for set-top box and derivative products. Developed and managed extensive network of engineering talent. Hired and managed all technical personnel worldwide; offices in Pennsylvania, California, and Tokyo; contractors in UK, France, and Germany. Vendor relations, patents, licensing, offshore manufacturing responsibilities. General Engineering Contractor for OCTus. Designed smart-phone incorporating voice\data\fax and "in context" data base management at a PC terminal. Retained by Nolan Bushnell, OCTuS Chairman and Atari Computer founder, to manage and deliver production device. 1987 to 1991: Director of Product and Market Development for Commodore International Ltd. Chief Designer of CDTV, world's first consumer multimedia player under $1000. Secured original funding, hired and negotiated all sub-contractors in North America, Europe,
and Japan.   This was a fifteen-month project from concept to production.
Worked directly for Irving Gould, Chairman. Spent 3 years working throughout Asia with top executives in sales and engineering from Matsushita, (MKE, MEI), Mitsumi, Mitsumi, Ricoh, Yamaha, Dai Nippon, and others. Created and developed OEM sales channels and vertical markets for Commodore's complete line of microcomputers and peripherals. European sales averaged $6M/yr. Selected as delegate from USA to USSR for technology transfer of semiconductor and computer architecture.

Ross Wilmot - Mr. Wilmot has served as a director since January 1999 and as the Company's president from March 2001 to June 3, 2002. Mr. Wilmot is a Chartered Accountant. In addition, he serves in the following capacities of other companies: director (from February 1999 to present) and vice-president of finance (from January 1995 to February 1999) of Breckenridge Resources Ltd.; director (from April 2000 to present), president (from April 2000 to October 2001) and vice-president of finance (January 1995 to present) of Briyante Software Corp.; director (from July 1996 to April 1998 and July 2001 to present) and vice-president of finance of CTF Technologies Inc. (from July 1996 to present); director (from July 1998 to February 1999) and vice-president of finance and chief financial officer (from July 1998 to present) of Imagis Technologies Inc.; director (from October 1997 to present) and chief financial officer (October 1997 to May 2001) of Intacta Technologies Inc.; director (from August 1995 to June 2001) and vice-president of finance (from August 1995 to present) of Multivision Communications Corp.; director (from April 1997 to present) and vice-president of finance (from January 1997 to present) of Neuer Capital Corp.; director and president of Orex Ventures Inc. (from May 2001 to present); director (from May 1997 to present) and president (from May 2001 to present) of Orko Gold Corp.; director (from April 1996 to present), secretary (from April 1996 to April 1999) and president (from April 1999 to present) of Paloma Ventures Inc.; director and president of Quantum Power Corporation (March 2001 to present); director (from February 1997 to present) and vice-president of finance( from June 1996 to June 2001) of Radical Elastomers Inc.; and director and president of Sudamet Ventures Inc. (from April 2001 to present).

Robert Betty - Mr. Beatty was appointed as a director of the Company on June 3, 2002. He has over 22 years' experience in the electronics industry and is the founder (1994) and current president of Pinnacle Electronic Systems Inc., a security systems integration firm located in West Chester, Pennsylvania. From 1990 to 1994 he held various management positions for Maris Equipment Inc. rising to vice president of operations with responsibility for all P&L and a $63 million budget. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Betty is a member of several management associations and holds numerous technical certificates.

Nadir Walji - Mr.Walji was appointed as a director on the Company on June 3, 2002. Mr. Walji is a business consultant who has experience in developing the application of new technologies. He has partnered with ERA-GSM deploying wireless mobile communication networks in Poland and currently serves as an officer and director of certain public companies. Mr. Walji has for the past five years acted as a director of strategic planning for ValorInvest Limited, a Swiss based company that provides various financial and management services to organizations and technology incubators. Mr Walji as serves as the secretary for Brasiclica Mining Corp., a copper mining company (from March 2000 to present); director of Sudamet Ventures Inc., an inactive company (from June 2000 to present); director of Chilean Gold Ltd., an inactive company (from November 2000 to present); director of Orex Ventures Inc., an inactive company (from March 2001 to present).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of certain persons who during the fiscal year ended February 28, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

Ross Wilmot failed to timely file a Form 3 disclosing his appointment to the board of directors of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain summary information concerning the compensation paid to the present director and to the former director for the fiscal year ended February 28, 2002.

                                  Fiscal                            Other
Name and Principal Position    Year Ended    Salary    Bonus    Compensation

Ross Wilmot,                    2/28/02         0        0         $8,720*
President and Director          2/28/01         0        0            0
                                2/29/00         0        0            0


G.W. Norman Wareham,            2/28/02         0        0            0
Former President and            2/28/01         0        0         $42,192**
Sole Director
                                2/29/00         0        0         $31,030**

* These amounts were billed by Cedarwoods Group for services provided by Mr. Ross Wilmot.
** These amounts were billed by Wareham Management Ltd. for services provided by Mr. G.W. Norman Wareham.

Option/SAR Grants. The Company has not granted any options or stock appreciation rights to our officers or directors during the last fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table provides information regarding the Company's officers and directors and record owners of at least five percent of our outstanding common stock as of June 3, 2002:

                                        Number of Shares owned
                Name and Address          As of June 3,2002       %of class

Title of Class

Common          Don Gilbreath                  990,286               144
                1525 Tanglewood Drive
                West Chester, Pennsylvania
                19383

Common          Robert Betty                   990,282               144
                912 Carrie Lane
                West Chester, Pennsylvania
                19383

Common          Ross Wilmot                          0                 0
                1075 West Georgia Street
                Vancouver, British
                Columbia Canada V6E 3C9

Common          Nadir Walji                          0                 0
                1075 West Georgia Street
                Vancouver, British
                Columbia Canada V6E 3C9

Common          First Capital Invest Corp.     500,000               7.3
                Muhlebachstrasse 54
                P.O. Box 2071
                CH-8032 Zurich
                Switzerland

Common          Valor Invest Limited           395,000               5.7
                29 Quai des Bergues,
                4th Floor
                CH 1201
                Geneva, Switzerland



All executive officers and directors as a group     1,980,572         28.9

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 29 of this Form 10-KSB/A, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of August, 2002.


          COMCAM, INC. (FKA BULLET ENVIRONMENTAL TECHNOLOGIES, INC.)



          /s/ Don Gilbreath
          -----------------
          Don Gilbreath, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                Title                     Date
          ---------                -----                     ----

          /s/ Ross Wilmot          Director/Secretary        August 6, 2002
          Ross Wilmot

          /s/ Robert Betty         Director                  August 6, 2002
          Robert Betty

          /s/ Nadir Walji          Director                  August 6, 2002
          Nadir Walji

                               INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.         DESCRIPTION
-------     ----        -----------

3(i)(a)     *     Certificate of Incorporation dated December 5, 1997
                  (incorporated by reference to the Form 10-SB filed on
                  September 20, 1999.
3(i)(b)     *     Amendment to Certificate of Incorporation dated February 28,
                  1998 (incorporated by reference to the Form 10-SB filed on
                  September 20, 1999).
3(i)(c)     *     Amendment to Certificate of Incorporation dated March 15,
                  1998 (incorporated by reference to the Form 10-SB filed on
                  September 20, 1999).
3(i)(d)     30    Amendment to Certificate of Incorporation dated June 3,
                  2002.
3(ii)       *     Bylaws (incorporated by reference to the Form 10-SB filed on
                  September 20, 1999).
10          *     Stock Exchange Agreement between the Company and ComCam
                  International, Inc. dated May 8, 2002 (incorporated by reference to the Form 8K filed on June 18, 2002).