Form 10QSB
period 2002-06-30
COMCAM INC
filed 2002-08-14
CIK 1057327

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to________.


                       Commission file number: 1-15165


                                 COMCAM, INC.
                                 ------------
         (Formally Known As Bullet Environmental Technologies, Inc.)
      (Exact name of small business issuer as specified in its charter)


                  DELAWARE                        98-0208402
                ------------                     ------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)




       1140 MCDERMOTT DRIVE, SUITE 200, WEST CHESTER, PENNSYLVANIA 19380
       -----------------------------------------------------------------
          (Address of principal executive office)           (Zip Code)


                                (610) 436-8029
                                --------------
                         (Issuer's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes__X__          No_____


The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of August 9, 2002 was 6,857,902.

                              TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................     3

Unaudited Consolidated Balance Sheet as of June 30, 2002..........     4

Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2002, the three and six months ended
June 30, 2001 and the period since Date of Inception to June 30,
2002..............................................................     5

Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2002, the six months ended June 30, 2001 and the
period since Date of Inception to June 30,2002....................     6

Notes to Unaudited Financial Statements...........................     7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...........................     9


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................    10

SIGNATURES........................................................    11


CERTIFICATIONS....................................................    11

INDEX TO EXHIBITS.................................................    12

PART I

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "Company" refers to ComCam, Inc. (formally known as Bullet Environmental Technologies, Inc.), a Delaware corporation its subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


                                COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                        (A Development Stage Company)

                     UNAUDITED CONSOLIDATED BALANCE SHEET
                                June 30, 2002


                   ASSETS
                   ------

Current assets:
  Cash                                                $     39,506
  Accounts receivable, net                                  32,604
                                                      ------------

        Total current assets                                72,110

Property and equipment, net                                 11,866
Other assets                                                 7,134
                                                      ------------

        Total assets                                  $     91,110
                                                      ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

Current liabilities:
  Accounts payable                                    $    634,664
  Accrued expenses                                          15,127
  Notes payable                                             85,470
                                                      ------------

        Total current liabilities                          735,261
                                                      ------------

Commitments and contingencies                                    -

Stockholders' deficit:
  Preferred stock, $.0001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                 -
  Common stock, $.0001 par value; 30,000,000
    shares authorized, 6,857,902 shares
    issued and outstanding                                     686
  Additional paid-in capital                             1,528,092
  Accumulated other comprehensive income                     2,262
  Deficit accumulated during the development stage      (2,400,191)
                                                      ------------

        Total stockholders' deficit                       (644,151)
                                                      ------------

        Total liabilities and stockholders' deficit   $     91,110
                                                      ============


                                             COMCAM, INC.
                         (Formerly Bullet Environmental Technologies, Inc.)
                                    (A Development Stage Company)

                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                       --------------------------  --------------------------   Cumulative
                                            2002          2001          2002          2001        Amounts
                                       ------------  ------------  ------------  ------------  ------------
Revenues:
   Sales                               $     68,376        57,545        92,927        82,761       278,228
   Interest income                               20             -            20             -         3,496
                                       ------------  ------------  ------------  ------------  ------------
                                             68,396        57,545        92,947        82,761       281,724

General and administrative costs             64,268        29,909       148,839       126,143       757,901
Research and development costs               79,102        24,112       154,820        90,757     1,554,014
Stock compensation - finders fee                  -             -       370,000             -       370,000
                                        ------------  ------------  ------------  ------------  ------------

         Loss before income taxes           (74,974)        3,524      (580,712)     (134,139)   (2,400,191)

Provision for income taxes                        -             -             -             -             -
                                       ------------  ------------  ------------  ------------  ------------

         Net loss                      $    (74,974)        3,524      (580,712)     (134,139)   (2,400,191)
                                       ------------  ------------  ------------  ------------  ------------

Loss per common share -
   basic and diluted                   $      (0.02)         0.00         (0.19)        (0.06)
                                       ------------  ------------  ------------  ------------

Weighted average common shares
   basic and diluted                      3,861,000     2,264,000     3,073,000     2,264,000
                                       ------------  ------------  ------------  ------------


                                          COMCAM, INC.
                        (Formerly Bullet Environmental Technologies, Inc.)
                                   (A Development Stage Company)

                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------    Cumulative
                                                          2002           2001         Amounts
                                                      -----------    -----------    -----------

Cash flows from operating activities:
    Net loss                                          $  (580,712)      (134,139)    (2,400,191)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation expense                                  -          5,852         29,591
          Stock compensation expense                      370,000              -        507,041
          (Increase) decrease in:
             Accounts receivable                           (3,719)         2,759        (32,604)
             Other assets                                     304         (1,500)        (7,134)
          Increase (decrease) in:
             Accounts payable                              63,142         (7,804)       634,664
             Accrued expenses                                (190)        (7,402)        15,127
                                                      -----------    -----------    -----------
Net cash used in operating activities                    (151,175)      (142,234)    (1,253,506)
                                                      -----------    -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                           -           (314)       (41,457)
                                                      -----------    -----------    -----------

          Net cash used in operating activities                 -           (314)       (41,457)
                                                      -----------    -----------    -----------
Cash flows from financing activities:
   Increase in note payable                               (75,000)             -         85,470
   Common stock subscribed for cash                       225,000              -        225,000
   Issuance of common stock                                     -         25,440      1,021,737
                                                      -----------    -----------    -----------

          Net cash provided by financing activities       150,000         25,440      1,332,207
                                                      -----------    -----------    -----------

Change in cumulative foreign currency
   translation adjustment                                   2,262              -          2,262
                                                      -----------    -----------    -----------

       Net increase (decrease) in cash                      1,087       (117,108)        39,506

Cash, beginning of period                                  38,419        129,457              -
                                                      -----------    -----------    -----------

Cash, end of period                                   $    39,506         12,349         39,506
                                                      -----------    -----------    -----------

                                COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                        (A Development Stage Company)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2002



Note 1 - Organization and Basis of Presentation
-----------------------------------------------

On May 30, 2002, ComCam, Inc. (formerly Bullet Environmental Technologies, Inc.) (ComCam) purchased ComCam International, Inc. (ComCam International) (collectively the Company). The terms of the agreement provide that ComCam International will be a wholly-owned subsidiary of ComCam, and the stockholders of ComCam International received 2,285,969 shares of ComCam common stock.

The consolidated financial statements at June 30, 2002 and 2001 assumes the acquisition of ComCam by ComCam International occurred January 1, 1999 (date of inception). Because the shares issued in the acquisition of ComCam International represent control of the total shares of ComCam's common stock issued and outstanding immediately following the acquisition, ComCam International is deemed for financial reporting purposes to have acquired ComCam in a reverse acquisition. The business combination has been accounted for as a recapitalization of ComCam giving effect to the acquisition of 100% of the outstanding common shares of ComCam International. The surviving entity reflects the assets and liabilities of ComCam and ComCam International at their historical book value. The issued common stock is that of ComCam, the accumulated deficit is that of ComCam International, and the statements of operations is that of ComCam International for the six months ended June 30, 2002 and 2001 and cumulative amounts plus that of ComCam from June 1, 2002 through June 30, 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended February 28, 2002, filed with the Securities and Exchange Commission. These consolidated statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results for the full year ended December 31, 2002.

Note 2 - Principles of Consolidation
------------------------------------

The consolidated financial statements include the accounts of the Company, and its subsidiary. All significant intercompany balances and transactions have been eliminated.

                                COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                        (A Development Stage Company)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2002



Note 3 - Supplemental Cash Flow Information
-------------------------------------------

On May 30, 2002, the Company purchased all of the outstanding common stock of ComCam, Inc. in a reverse acquisition transaction. The Company issued 2,285,969 shares of common stock and recorded net liabilities from the acquisition of $297,786.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

The Company is a leading provider of IP-enabled fixed and mobile digital video camera technology and communication systems. The Company's sophisticated system and innovative video compression technology is built directly into the camera, enabling high quality video with low bandwith requirements. The Company's IDNC-10 "client-server-in-a-camera" series offers a "smart feature set" and capabilities such as motion detection and biometric analysis, including facial and thumbprint recognition not found in any camera currently on the market. The Company's compressed video images and other data can be stored at the camera or transmitted immediately over any network, fixed or wireless, to devices using any format, including cell phones, personal digital devices, personal computers, laptops and servers.

PLAN OF OPERATION

The Company's plan of operation over the next twelve months is to commit further resources to research and development, consolidate cost effective third party manufacturing relationships to produce the Company's products and focus on marketing of both Company technologies and products on an international basis.

During the second quarter of the fiscal year, the Company focused on integrating management into operations by appointing new officers and directors, changing the Company's name and focusing on obtaining new funding.

During the third quarter of the current fiscal year, the Company plans to release a new version of its popular PC viewing software, ComCam Control Center (C3). This application software has been prepared for multi-lingual support; the first three versions, English, Japanese, and German, are in beta release as of this writing. The Company bundles C3 with its three basic hardware products, IDNC-10FL, IDNC-10PL, and IDNC-10BNC. The Company has also upgraded its software developer kit (SDK) and is preparing a shrink wrap version for sales worldwide. The Company expects to release two of its three hardware products through a new manufacturing relationship with a company located in Germany and is now in the pre-pilot production phase. Joint management teams plan to attend security related trade shows in the United States, Japan, and Germany to assist current dealers and attract new opportunities by introducing new systems solutions. The Company continues to offer engineering services to companies such as Sanyo. Further, the Company has announced a new sales channel in Japan with Toshiba Engineering Corp. for industrial use of the Company's products and services.

During the fourth quarter of the current fiscal year, the Company intends to concentrate on production rollout with its current dealers and continue to build its dealer network throughout the United States, Europe and Asia. The Company will introduce new systems solutions for intrusion detection perimeter fencing utilizing wireless event video reporting. The Company also expects to sign OEM and license agreements for derivate products utilizing the Company's core technology. The Company anticipates sufficient production in the fourth quarter to fulfill current sales opportunities and the development of new markets. From a marketing perspective, the Company maintains it was the first to ship worldwide the integrated 802.11b (WiFi) cameras and servers. Company records indicate that its first shipment to the US Department of Defense was made in early 2000. The Company believes it is still shipping the world's smallest "direct to disk" IP network recorders. Subject to funding, the Company plans to capitalize on these milestones as well as other firsts in the industry. The Company will be more active with patent filings going forward.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had no significant assets. The Company anticipates raising capital through debt or equity financings from public or private sources to satisfy the cash needs of fulfilling its aggressive plan of operation through the calendar year ending December 31, 2002. However, there can be no assurances that the Company will be able to obtain the funding required by its plan of operation.

The Company intends to expend resources on research and development as it moves to develop the "client-server-in-a-camera" system. The intention to expend sums in the fourth quarter on research and development is dependent on the Company's ability to raise sufficient capital to satisfy its plan of operation.

The Company also intends to contract the manufacture of the "client-server-in-a-camera" system as described in its plan of operation, thereby minimizing the Company's need to spend significant capital amounts on the purchase of manufacturing equipment.

The Company intends to hire its current contractors as employees to be managers, researchers, production personnel and sales people in accord with its plan of operation. The intention to hire employees is subject to the Company's ability to raise sufficient capital to satisfy its plan of operation.

PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the period covered by this Form 10-QSB.

     (i) June 4, 2002- Report announced the acquisition of ComCam International, Inc. as a wholly owned subsidiary of the Company.
     (ii) June 18, 2002- Report confirmed the terms of the Company's acquisition of ComCam International, Inc. and attached as an exhibit the Stock Exchange Agreement that effected the acquisition.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of August, 2002.




ComCam, Inc.



   /s/ Don Gilbreath
__________________________________
Don Gilbreath
President, Chief Financial Officer and Director



                                CERTIFICATION

In connection with the accompanying Form 10-Q of ComCam, Inc. for the quarter ended June 30, 2002, the following officer of ComCam, Inc. does hereby certify that, to the best of his knowledge and belief:

     1.  Said Form 10-QSB fully complies with the requirements of Section
         13a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in said Form 10-QSB fairly presents, in all material respects, the financial condition and results of ComCam, Inc.



  /s/ Don Gilbreath
__________________________________
By: Don Gilbreath
President, Chief Financial Officer and Director

                              INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.       DESCRIPTION
---       ---       -----------

3(i)(a)   *         Certificate of Incorporation dated December 5, 1997
                    (incorporated by reference to the Form 10-SB filed on
                    September 20, 1999).
3(i)(b)   *         Amendment to Certificate of Incorporation dated February 28,
                    1998 (incorporated by reference to the Form 10-SB filed on
                    September 20, 1999).
3(i)(c)   *         Amendment to Certificate of Incorporation dated March 15,
                    1998 (incorporated by reference to the Form 10-SB filed on
                    September 20, 1999).
3(i)(d)   *         Amendment to Certificate of Incorporation dated June 3, 2002
                    (incorporated by reference to the Form 10-KSB/A filed on
                    August 8, 2002).
3(ii)     *         Bylaws (incorporated by reference to the Form 10-SB filed on
                    September 20, 1999).