Form 10QSB/A
period 2002-06-30
COMCAM INC
filed 2002-09-17
CIK 1057327

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A
                              (Amendment No. 1)

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
                                                                ============

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------

Current liabilities:
  Accounts payable                                              $    634,664
  Accrued expenses                                                    15,127
  Notes payable                                                       85,470
                                                                ------------

        Total current liabilities                                    735,261
                                                                ------------

Commitments and contingencies                                              -

Stockholders' deficit:
  Preferred stock, $.0001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                           -
  Common stock, $.0001 par value; 30,000,000
    shares authorized, 6,857,902 shares
    issued and outstanding                                               686
  Additional paid-in capital                                       1,528,092
  Common stock subscription                                          225,000
  Accumulated other comprehensive income                               2,262
  Deficit accumulated during the development stage                (2,400,191)
                                                                ------------

        Total stockholders' deficit                                 (644,151)
                                                                ------------

        Total liabilities and stockholders' deficit             $     91,110
                                                                ============




                                      4

                                             COMCAM, INC.
                         (Formerly Bullet Environmental Technologies, Inc.)
                                    (A Development Stage Company)

                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                       --------------------------  --------------------------   Cumulative
                                            2002          2001          2002          2001        Amounts
                                       ------------  ------------  ------------  ------------  ------------
Revenues:
   Sales                               $     68,376        57,545        92,927        82,761       278,228
   Interest income                               20             -            20             -         3,496
                                       ------------  ------------  ------------  ------------  ------------
                                             68,396        57,545        92,947        82,761       281,724

General and administrative costs             64,268        29,909       148,839       126,143       757,901
Research and development costs               79,102        24,112       154,820        90,757     1,554,014
Stock compensation - finders fee                  -             -       370,000             -       370,000
                                        ------------  ------------  ------------  ------------  ------------

         Loss before income taxes           (74,974)        3,524      (580,712)     (134,139)   (2,400,191)

Provision for income taxes                        -             -             -             -             -
                                       ------------  ------------  ------------  ------------  ------------

         Net loss                      $    (74,974)        3,524      (580,712)     (134,139)   (2,400,191)
                                       ============  ============  ============  ============  ============

Loss per common share -
   basic and diluted                   $      (0.02)         0.00         (0.19)        (0.06)
                                       ============  ============  ============  ============

Weighted average common shares
   basic and diluted                      3,861,000     2,264,000     3,073,000     2,264,000
                                       ============  ============  ============  ============




                                                    5

                                          COMCAM, INC.
                        (Formerly Bullet Environmental Technologies, Inc.)
                                   (A Development Stage Company)

                         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------    Cumulative
                                                          2002           2001         Amounts
                                                      -----------    -----------    -----------

Cash flows from operating activities:
    Net loss                                          $  (580,712)      (134,139)    (2,400,191)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation expense                                  -          5,852         29,591
          Stock compensation expense                      370,000              -        507,041
          (Increase) decrease in:
             Accounts receivable                           (3,719)         2,759        (32,604)
             Other assets                                     304         (1,500)        (7,134)
          Increase (decrease) in:
             Accounts payable                              63,142         (7,804)       634,664
             Accrued expenses                                (190)        (7,402)        15,127
                                                      -----------    -----------    -----------
Net cash used in operating activities                    (151,175)      (142,234)    (1,253,506)
                                                      -----------    -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                           -           (314)       (41,457)
                                                      -----------    -----------    -----------

          Net cash used in operating activities                 -           (314)       (41,457)
                                                      -----------    -----------    -----------
Cash flows from financing activities:
   Increase in note payable                               (75,000)             -         85,470
   Common stock subscribed for cash                       225,000              -        225,000
   Issuance of common stock                                     -         25,440      1,021,737
                                                      -----------    -----------    -----------

          Net cash provided by financing activities       150,000         25,440      1,332,207
                                                      -----------    -----------    -----------

Change in cumulative foreign currency
   translation adjustment                                   2,262              -          2,262
                                                      -----------    -----------    -----------

       Net increase (decrease) in cash                      1,087       (117,108)        39,506

Cash, beginning of period                                  38,419        129,457              -
                                                      -----------    -----------    -----------

Cash, end of period                                   $    39,506         12,349         39,506
                                                      ===========    ===========    ===========


                                              6

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

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 16th day of September, 2002.




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