Form 10QSB
period 2002-09-30
COMCAM INC
filed 2002-11-15
CIK 1057327

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

   [     ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act  of  1934  for  the  transition  period  from  ________to
         ________.


                         Commission file number: 1-15165


                                  COMCAM, INC.
        -----------------------------------------------------------------
           (Formally Known As Bullet Environmental Technologies, Inc.)
        (Exact name of small business issuer as specified in its charter)


                      Delaware                                98-0208402
                      --------                                ----------
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                 Identification No.)



        1140 McDermott Drive, Suite 200, West Chester, Pennsylvania 19380
        -----------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (610) 436-8029
                           ---------------------------
                           (Issuer's telephone number)


Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]    No [ ]

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of November 14, 2002 was 8,507,902.


                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS......................................................    3

Unaudited Consolidated Balance Sheet as of September 30, 2002......................    4

Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2002, the three and nine months ended September 30, 2001 and
the period since Date of Inception to September 30, 2002...........................    5

Unaudited  Consolidated  Statement  of Cash  Flows  for the  nine  months  ended
September  30,  2002,  the nine months ended  September  30, 2001 and the period
since Date of Inception to September 30, 2002......................................    6

Notes to Unaudited Financial Statements............................................    7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION............................................    9

ITEM 4.  CONTROLS AND PROCEDURES...................................................   10

PART II

ITEM 2.  CHANGES IN SECURITIES.....................................................   10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................   11

SIGNATURES.........................................................................   12

INDEX TO EXHIBITS..................................................................   14


PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to ComCam, Inc. (formally known as Bullet Environmental Technologies, Inc.), a Delaware corporation its subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended December 31, 2002.

                                  COMCAM, INC.
               (Formerly Bullet Environmental Technologies, Inc.)
                          (A Development Stage Company)
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               September 30, 2002

                     ASSETS
                     ------

Current assets:
  Cash                                                  $    66,555
  Accounts receivable, net                                   40,126
                                                        -----------

        Total current assets                                106,681

Property and equipment, net                                  11,866
Other assets                                                  7,438
                                                        -----------

        Total assets                                    $   125,985
                                                        ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                      $   608,055
  Accrued expenses                                           16,048
  Notes payable                                             276,470
                                                        -----------

        Total current liabilities                           900,573
                                                        -----------

Commitments and contingencies                                  --

Stockholders' deficit:
  Preferred stock, $.0001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding               --
  Common stock, $.0001 par value; 30,000,000
    shares authorized, 7,907,902 shares
    issued and outstanding                                      791
  Additional paid-in capital                              2,077,988
  Stock subscription receivable                             (50,000)
  Accumulated other comprehensive income                      1,301
  Deficit accumulated during the development stage       (2,804,668)
                                                        -----------

        Total stockholders' deficit                        (774,588)
                                                        -----------

        Total liabilities and stockholders' deficit     $   125,985
                                                        ===========


                                      COMCAM, INC.
                  (Formerly Bullet Environmental Technologies, Inc.)
                             (A Development Stage Company)
                    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended           Nine Months Ended
                                                September 30,              September 30,
                                          ------------------------    ------------------------    Cumulative
                                            2002            2001         2002          2001         Amounts
                                          ----------    ----------    ----------    ----------    ----------
Revenues:
   Sales                                  $   38,370        36,416       131,297       118,390       316,598
   Interest income                                36             8            56           796         3,532
                                          ----------    ----------    ----------    ----------    ----------

                                              38,406        36,424       131,353       119,186       320,130

General and administrative costs             112,249        35,396       261,087       155,687       870,150
Research and development costs                55,634        30,041       210,454       120,798     1,609,648
Stock compensation                           275,000          --         645,000          --         645,000
                                          ----------    ----------    ----------    ----------    ----------

               Loss before income taxes     (404,477)      (29,013)     (985,188)     (157,299)   (2,804,668)

Provision for income taxes                      --            --            --            --            --
                                          ----------    ----------    ----------    ----------    ----------

               Net loss                   $ (404,477)      (29,013)     (985,188)     (157,299)   (2,804,668)
                                          ==========    ==========    ==========    ==========    ==========

Loss per common share -
     basic and diluted                    $    (0.06)        (0.01)        (0.22)        (0.07)
                                          ==========    ==========    ==========    ==========


Weighted average common shares -
   basic and diluted                       7,257,000     2,286,000     4,487,000     2,272,000
                                          ==========    ==========    ==========    ==========


                                     COMCAM, INC
                 (Formerly Bullet Environmental Technologies, Inc.)
                            (A Development Stage Company)
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------    Cumulative
                                                         2002          2001         Amounts
                                                      ----------    ----------    ----------
Cash flows from operating activities:
    Net loss                                          $ (985,189)     (157,299)   (2,804,668)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation expense                              --            --          29,591
          Stock compensation expense                     645,000          --         782,041
          (Increase) decrease in:
             Accounts receivable                         (11,241)       29,166       (40,126)
             Other assets                                   --               0        (7,438)
          Increase (decrease) in:
             Accounts payable                            (38,466)        3,941       608,055
             Accrued expenses                                731        (7,538)       16,048
                                                      ----------    ----------    ----------

          Net cash used in operating activities         (389,165)     (131,730)   (1,416,497)
                                                      ----------    ----------    ----------

Cash flows from investing activities:
   Purchase of property and equipment                       --            (314)      (41,457)
                                                      ----------    ----------    ----------

          Net cash used in operating activities             --            (314)      (41,457)
                                                      ----------    ----------    ----------

Cash flows from financing activities:
   Increase (decrease) in note payable                   191,000          --         276,470
   Issuance of common stock                              225,000         9,135     1,246,738
                                                      ----------    ----------    ----------

          Net cash provided by financing activities      416,000         9,135     1,523,208
                                                      ----------    ----------    ----------

Change in cumulative foreign currency
   translation adjustment                                  1,301          --           1,301
                                                      ----------    ----------    ----------

          Net increase (decrease) in cash                 28,136      (122,909)       66,555

Cash, beginning of period                                 38,419       129,457          --
                                                      ----------    ----------    ----------

Cash, end of period                                   $   66,555         6,548        66,555
                                                      ==========    ==========    ==========

                                  COMCAM, INC.
               (Formerly Bullet Environmental Technologies, Inc.)
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002



Note 1 - Organization and Basis of Presentation
------------------------------------------------

On May 30, 2002, ComCam, Inc. (formerly Bullet Environmental Technologies, Inc.) (ComCam) purchased ComCam International, Inc. (ComCam International) (collectively the Company). The terms of the agreement provide that ComCam International will be a wholly-owned subsidiary of ComCam, and the stockholders of ComCam International received 2,285,969 shares of ComCam common stock.

The consolidated financial statements at September 30, 2002 and 2001 assumes the acquisition of ComCam by ComCam International occurred January 1, 1999 (date of inception). Because the shares issued in the acquisition of ComCam International represent control of the total shares of ComCam's common stock issued and outstanding immediately following the acquisition, ComCam International is deemed for financial reporting purposes to have acquired ComCam in a reverse acquisition. The business combination has been accounted for as a recapitalization of ComCam giving effect to the acquisition of 100% of the outstanding common shares of ComCam International. The surviving entity reflects the assets and liabilities of ComCam and ComCam International at their historical book value. The issued common stock is that of ComCam, the accumulated deficit is that of ComCam International, and the statements of operations is that of ComCam International for the three and nine months ended September 30, 2002 and 2001 and cumulative amounts plus that of ComCam from June 1, 2002 through September 30, 2002 and for the three months ended September 30, 2002.

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

Note 2 - Principles of Consolidation
-------------------------------------

The consolidated financial statements include the accounts of the Company, and its subsidiary. All significant intercompany balances and transactions have been eliminated.

                                  COMCAM, INC.
               (Formerly Bullet Environmental Technologies, Inc.)
                          (A Development Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002



Note 3 - Supplemental Cash Flow Information
--------------------------------------------

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

During the third quarter of the current fiscal year, the Company released a new version of its popular PC viewing software, ComCam Control Center (C3). This application software has been prepared for multi-lingual support; the first three versions, English, Japanese, and German, are in beta release as of this writing. The Company bundles C3 with its three basic hardware products, IDNC-10FL, IDNC-10PL, and IDNC-10BNC. The Company has also upgraded its software developer kit (SDK) and is preparing a shrink wrap version for sales worldwide. The Company is now developing two of its three hardware products through a new manufacturing relationship with a company located in Germany and is now in the pre-pilot production phase. Joint management teams continue to attend security related trade shows in the United States, Japan, and Germany to assist current dealers and attract new opportunities by introducing new systems solutions. The Company offers engineering services to companies such as Sanyo. Further, the Company has announced a new sales channel in Japan with Toshiba Engineering Corp. for industrial use of the Company's products and services.

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

Liquidity and Capital  Resources

As of September 30, 2002, the Company had no significant assets. Due to cash limitations, the Company issued a total of 500,000 shares during the third quarter, pursuant to an S-8 registration of the 2002 Benefit Plan filed on September 27, 2002 to two individuals for services rendered in connection with the provision of services related to establishing contacts in the electronics industry and potential markets for the Company's products overseas. Going forward, the Company anticipates raising capital through debt or equity financings from public or private sources to satisfy the cash needs of fulfilling its aggressive plan of operation over the next twelve months. Despite management's intentions, there can be no assurances that the Company will be able to obtain the funding required by its plan of operation.

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

ITEM 4. CONTROLS AND  PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

PART II

ITEM 2.  CHANGES IN SECURITIES

On July 26, 2002, the Company issued 550,000 shares of common stock to 3 non-U.S. persons, Max Fugman (200,000 shares), George Dengin (150,000 shares), Richard Bullock (100,000 shares) and 1 non-U.S. entity Chriscar Investments (100,000 shares) at a purchase price of $0.50 per share for total cash proceeds of two hundred and twenty five thousand dollars ($225,000) received in a prior reporting period and a cash subscription receivable of fifty thousand ($50,000) that remains outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the period covered by this Form 10-QSB.

        (i) August 12, 2002- report announced a change in the Company's auditors from Davidson and Company to Jones Simkins LLP.

        (ii) September 18, 2002- amended report announced a change in the Company's auditors from Davidson and Company to Jones Simkins LLP.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2002.




ComCam, Inc.



/s/ Don Gilbreath
--------------------------------
Don Gilbreath
President, Chief Financial Officer and Director

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS
 AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Don Gilbreath, Chief Executive Officer and Chief Financial Officer of the Company certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a)    Designed  such  disclosure  controls  and  procedures  to ensure  that
         material  information  relating  to  the  registrant,   including  its
         consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c)    Presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I  have  indicated  in  this  quarterly  report  whether  or  not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


  /s/ Don Gilbreath
---------------------------------
Don Gilbreath
Chief Executive Officer and Chief Financial Officer

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

3(i)(b)             *      Amendment  to  Certificate  of  Incorporation   dated
                           February 28, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).

3(i)(c)             *      Amendment to Certificate of Incorporation dated March
                           15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).

3(i)(d)             *      Amendment to Certificate of Incorporation  dated June
                           3,  2002  (incorporated  by  reference  to  the  Form
                           10-KSB/A filed on August 8, 2002).

3(ii)               *      Bylaws  (incorporated  by reference to the Form 10-SB
                           filed on September 20, 1999).

10(i)               *      Stock  Exchange  Agreement  dated May 8, 2002 between
                           the   Company   and  the   shareholders   of   ComCam
                           International,  Inc. and disclosure schedules thereto
                           (incorporated  by reference to Form 8-K filed on June
                           18, 2002).

99.1               15      Certification  Pursuant  to 18 U.S.C.  Section  1350,
                           Section 906 of the Sarbanes-Oxley Act of 2002.