Form 10KSB
period 2002-12-31
COMCAM INC
filed 2003-04-16
CIK 1057327

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2002.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to
     __________.

          Commission File Number:  1-15165
                                   -------


                                COMCAM, INC.
      ------------------------------------------------------------------
              (Formerly Bullet Environmental Technologies, Inc.)
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


                                 (610) 436-8029
                           ---------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of Each Class          Name of Exchange On Which Registered
      -------------------           ------------------------------------
Common Stock ($0.0001 par value)                    None

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days.   Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $161,801.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $ 1,394,544 based on the average closing bid and ask price for the common stock on April 11, 2003.

As of April 11, 2003 there were 8,819,402 shares outstanding of the registrant's common stock.


                              TABLE OF CONTENTS



PART I


  Item 1.      Description of Business                                          2
  Item 2.      Description of Property                                          4
  Item 3.      Legal Proceedings                                                4
  Item 4.      Submission of Matters to a Vote of Security Holders              5


PART II


  Item 5.      Market for Common Equity and Related Stockholder Matters         5
  Item 6.      Management's Discussion and Analysis                             6
  Item 7.      Financial Statements                                             8
  Item 8.      Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                             9


PART III


  Item 9.      Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act.               9
  Item 10.     Executive Compensation                                           11
  Item 11.     Security Ownership of Certain Beneficial Owners and Management   12
  Item 12.     Certain Relationships and Related Transactions                   13
  Item 13.     Exhibits and Reports on Form 8-K                                 14
  Item 14      Disclosures and Procedures                                       14


SIGNATURES                                                                   15
EXHIBITS                                                                     17


                                       1

                                    PART I

Item 1.  DESCRIPTION OF BUSINESS

General
-------

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

On May 30, 2002, the Company acquired ComCam, a Delaware corporation that had developed a proprietary technology for video and other information compression over low bandwidth wireless and traditional networks. Pursuant to the terms of a stock exchange agreement, the Company issued to the shareholders of ComCam 2,285,969 shares of the Company's restricted common stock on a pro rata basis, granted 551,250 purchase warrants with an exercise price of $1.50 to certain shareholders of ComCam that held share purchase warrants in ComCam and reserved 2,250,000 shares of the Company's restricted common stock for future issuance to the original shareholders of ComCam pro rata, on the basis of three shares of the Company's common stock for each $1.00 of earnings from operations for each fiscal year, over a period of three years, in exchange for all the issued and outstanding shares and share purchase warrants of ComCam. The 551,250 share purchase warrants expired unexercised on December 31, 2002.

Business
--------

The Company is a leading developer and new market enabler of addressable digital video and telemetric network devices. The Company has created a unique product platform that is programmable and reconfigurable as a variety of devices. The Company gains revenue from product sales; licensing its core proprietary hardware and software technologies to OEMs, VARs, and third party developers; and continually market testing subscription based services for pricing models and acceptance. These products have been deployed world wide to illustrate this point.

The Company develops and provides 1) intelligent camera devices as finished goods, modules, or under license; 2) software and software toolkits as finished goods, bundles, or under license, and 3) back-end storage, redirection, and portal viewing technology as part of its products and services.

The Company's sophisticated system and innovative video compression technology are built directly into the camera, providing high quality video with low bandwith requirements. The Company's IDNC-10 "client-server-in-a-camera" series offers a "smart feature set" and capabilities such as motion detection and biometric analysis, including facial and thumbprint recognition not found in any camera currently on the market. The Company's compressed video images and other data can be stored at the camera or transmitted immediately over any network, fixed or wireless, to devices using any format, including cell phones, personal digital devices, personal computers, laptops and servers.

The compressed video images and other data can be stored at the camera or transmitted immediately over any network, fixed or wireless, to devices using any data format, including cell phones, personal digital devices, personal computers, laptops and servers. The Company's design flexibility enables use across licensed and unlicensed radio standards, thus permitting deployment of Company products to nearly 100 countries including the U.S., Japan and the European community. In addition to video applications, the Company's products can be integrated with motion detection devices and biometric products, including facial and thumbprint recognition. The Company's "client-server-in-a-camera's", superior technology, is more cost effective than any other similar device on the market today and can be purchased for under $1,000 per unit in many cases.

The international commercial market for fixed and mobile video cameras - in particular, digital cameras - is complex, fragmented, and growing rapidly. According to recent studies by J.P. Freeman Co. and Frost & Sullivan, the commercial camera market for security, surveillance and other functions can be estimated at over $3 billion by 2004 in the U.S. alone.

The Company is exploiting three revenue streams: 1) sale of its ComCam-10 Series of cameras and servers through direct and indirect distribution; 2) licensing of core technology to third parties; and 3) fees from providing full back-end support and ongoing subscription services.

The Company's distribution strategy is based, in part, on a two-step international reseller plan. This plan initially concentrates on the security and monitoring market sectors, and specifically higher margin commercial and government markets. The Company will then work with pre-qualified distributors, value-added resellers, and system integrators who have a proven end-user customer base. The Company believes it can transition to mass market after stabilizing current vertical market opportunities.

The Company is pursuing patent applications regarding original system designs and software modules. Trademarks, registration applications and product names are also being pursued for the Company.
The Company conducts its principal engineering activities, including electrical design, computer board layouts and software development at the Company's headquarters and uses outside manufacturers for the mass-production of its cameras. Casework and lenses are outsourced, while technology improvements are conducted internally. Specialty items and unique upgrades are also developed and manufactured in-house. The Company believes it can transition to the mass market after stabilizing the current opportunities in the vertical market sector and distilling the setup complexities for the average consumer.

The Company continues to assemble a domestic and international network of distributors and resellers currently representing 11 countries. Development efforts for leading U.S. government agencies include the Department of Defense, the Federal Bureau of Investigation, and the Department of the Interior. Overseas, the Company works steadily with Toshiba Japan, Sanyo Japan, and COBRA electronics, Germany, among others.

Government Regulation
---------------------

International, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. The Company's fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. The Company is required to Federal Communications Commission approval, specifically for Class A, B and
Part 15 for the telephone related applications of its hardware products. The Company's German manufacturer is in the process of obtaining these approvals. The Company has successfully operated within present governmental regulations in various jurisdictions and is confident that any changes in governmental regulations can be met in relation to its core technology.

Competition
-----------

Competition within the international market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While there is no dominant technological or business leader, there are many companies with greater financial resources and more established distribution channels than the Company. However, the Company is bringing to market a highly competitive video camera system that meets the requirements of both the commercial wired and wireless end-users. Most importantly, offering a fully functional, compact wireless system opens new market opportunities for mobile and wearable deployment. The Company's products are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than competitive products currently in the market place.

Employees
---------

The Company is a development stage company and currently has no employees. Our executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company uses consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees. The Company currently engages eight (8) individuals as consultants. The need for full time employees and their availability will be addressed once management believes the Company's business plan to be fully funded.

Reports to Security Holders
---------------------------

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission.

The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 4,500 square feet of office space in West Chester, Pennsylvania on a five year lease that commenced on February 17, 2000 at $3,398.64 a month in 2001. The Company also leases office space in Vancouver, British Columbia on a month-to-month basis at a monthly rental of $2,000

The Company believes that its current office space is generally suitable and adequate to accommodate its current operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.


                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, "CMCA.OB". Prior to July 24, 2002, the Company traded under the symbol BLLE.OB. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2002 and 2001 are as follows:


            YEAR         QUARTER ENDING        HIGH         LOW
            ----         ----------------      ------       ------

            2002         March 31, 2002        $1.06        $0.71
                         June 30, 2002         $1.01        $0.60
                         September 30, 2002    $0.80        $0.21
                         December 31, 2002     $0.80        $0.25

            2001         March 31, 2001        $4.00        $2.00
                         June 30, 2001         $2.19        $1.65
                         September 30, 2001    $0.85        $0.10
                         December 31, 2001     $2.00        $0.13

Record Holders
--------------

As of April 11, 2002, there were approximately 65 shareholders of record holding a total of 8,819,402 shares of common stock. The Company's board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker "street names" for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends
---------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company's fiscal year end is December 31. General

During the period from January 1, 2001 through December 31, 2002, the Company has been engaged in the development, manufacture, and sale of the Company's compression technology that enables the transmission of video and other data in real time over low bandwidth wireless and traditional networks.

Results of Operations
---------------------

Sales

Sales for the year ended December 31, 2002 decreased to $161,801 from $172,560 for the year ended December 31, 2001, a decrease of 6%. The decrease in revenues is primarily attributable to the Company's inability to procure adequate manufacturing capacity to produce new units for sale. The Company believes that in the event manufacturing capacity is secured, the decrease in sales of its products is not necessarily indicative of future sales results.

Losses

Net losses for the year ended December 31, 2002 increased to $1,697,154 from $229,772 for the year ended December 31, 2001, an increase of 639%. The significant increase in losses is directly attributable to a significant increase in stock compensation expenses related to the issuance of common stock for services and common stock option issuances to non-employees for services.. The Company expects to continue to incur losses through the year ended 2003.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2002, increased to $454,574 from $243,049 for the year ended December 31, 2001, an increase of 87%. The increase in selling general and administrative expenses can be attributed to expenses related to the Company' acquisition of ComCam International, Inc. including but not limited to an increase in consulting fees, legal fees, maintaining a second office and accounting fees. The Company expects to decrease selling, general and administrative expenses for the year ended 2003.

Research and development expenses for the year ended December 31, 2002 increased to $394,609 from $160,094 for the year ended December 31, 2001, an increase of 59%. The increase in research and development expenses can be attributed to ongoing research to improve the Company's products. The Company expects further increases in research and development expenses as funds become available.

Stock compensation expenses for the year ended December 31, 2002 increased to $1,009,831 from $0 in the year ended December 31, 2001. The significant stock compensation expense is the direct result of limited capital availability throughout 2002 and the resultant use of stock based compensation to maintain or expand the Company's operations. The Company expects to reduce reliance on stock based compensation as funds become available.

Depreciation and amortization expenses for the years ended December 31, 2002 and December 31, 2001 were $5,618 and $11,704 respectively.

Income Tax Expense (Benefit)
----------------------------

The Company has an income tax benefit resulting from net operating losses to offset operating profit.

Impact of Inflation
-------------------

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources
-------------------------------

Historically, the Company has expended significant resources on research and development which includes regulatory compliance expenses. The trend is likely to continue into the near future as the Company seeks to improve upon its products and ensure regulatory compliance in the United States, Europe and Asia for its products. The Company does not anticipate any significant sales until such time as it obtains sufficient funding to obtain adequate manufacturing capacity and therefore the Company expects the trend towards using cash in operating activities to continue through 2003.

Cash flow used in operations was $533,944 for the year ended December 31, 2002, as compared to cash flow used in operations of $227,502 for the year ended December 31, 2001. Negative cash flows from operating activities for the year ended December 31, 2002 are primarily attributable to losses incurred from operations.

Cash flow generated from financing activities was $535,640 for the year ended December 31, 2002 and $100,400 for the year ended December 31, 2001. The financing activities included private equity placements, loans and the exercise of stock options.

The Company has funded its cash needs from inception through December 31, 2002 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since there is currently only a limited revenue stream, the Company expects that it will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Capital Expenditures
--------------------

The Company made no significant capital expenditures on property or equipment for the year ended December 31, 2002 or 2001.

During 2003 the Company   expects to contract the manufacture of certain
components of its products and therefore does not expect to recognize significant capital expenditures over the next twelve months.

Going Concern
-------------

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $3,516,633 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company's securities; (iii) obtaining loans from shareholders as necessary, and (iv) converting outstanding debt to equity. (Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto as pages F-1 through F-16.

                                 COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                                 COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)


                                    INDEX



                                                                      Page

Independent Auditors' Report                                           F-2

Consolidated Balance Sheet                                             F-3

Consolidated Statements of Operations                                  F-4

Consolidated Statements of Stockholders' (Deficit) Equity              F-5

Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                             F-7

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2002


                     ASSETS
                     ------
Current assets:
  Cash                                                  $     5,445
  Accounts receivable, net                                   13,456
                                                        -----------

        Total current assets                                 18,901


Property and equipment, net                                   6,248
Other assets                                                  7,438
                                                        -----------
         Total assets                                        32,587
                                                        -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                       $ 731,787
   Accrued expenses                                          11,384
   Notes payable                                            276,022
                                                        -----------

        Total current liabilities                         1,019,193
                                                        -----------

   Commitments and contingencies                                  -

   Stockholders' deficit:
      Preferred stock, $.0001 par value; 5,000,000 shares
      authorized, no shares issued and outstanding                -
      Common stock, $.0001 par value; 30,000,000
      shares authorized, 8,575,402 shares
      issued and outstanding                                    858
      Additional paid-in capital                          2,527,501

   Accumulated other comprehensive income                     1,668

   Deficit accumulated during the development stage      (3,516,633)

        Total stockholders' deficit                        (986,606)

        Total liabilities and stockholders' deficit      $   32,587




                  The accompanying notes are an integral part of these consolidated financial statements.

                                       COMCAM, INC.
                      (Formerly Bullet Environmental Technologies, Inc.)
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          Years Ended December 31, 2002 and 2001

                                                                            Cumulative
                                                   2002          2001         Amounts
                                                ----------    ----------    ----------

Revenues, net                                 $   161,801       172,560       347,102

General and administrative expenses               454,574       243,049     1,063,636
Research and development expenses                 394,609       160,094     1,656,762
Stock compensation expense                      1,009,831             -     1,146,872
                                                ----------    ----------    ----------

     Loss from operations                      (1,697,213)     (230,583)   (3,520,168)

Interest income                                        59           811         3,535
                                                ----------    ----------    ----------

    Loss before provision for income taxe      (1,697,154)     (229,772)   (3,516,633)


Provision for income taxes                               -             -             -
                                                ----------    ----------    ----------

        Net loss                               (1,697,154)     (229,772)   (3,516,633)
                                                ----------    ----------    ----------

Net loss per common share - basic and diluted        (.31)         (.10)
                                                ----------    ----------
Weighted average common and common

     equivalent shares - basic and diluted

                                               5,511,000      2,275,000
                                                ----------    ----------


                    The accompanying notes are an integral part of these consolidated financial statements.



                                   COMCAM, INC.
                  (Formerly Bullet Environmental Technologies, Inc.)
                           (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF  STOCKHOLDERS' (DEFICIT) EQUITY
     Period from January 1, 1999 (Date of Inception) to December 31, 2002


                  ----------   --------   -----------   -------------   ------------   ------------   -------------   ----------




                                                             Deficit
                                                             Accumulated

Accumulated

Total





Additional

Other

During the

Stockholders'


Preferred Stock

Common Stock

Paid-in

Comprehensive

Development

(Deficit)


Shares

Amount

Shares

Amount

Capital

Income

Stage

Equity
Balance at January 1, 1999






 (date of inception)

            -
$
          -

                      -
$
             -
$
                       -
$
                       -
$
                         -
$
                       -



Issuance of common stock for cash

            -

          -

          1,783,430

          180

              784,816



                         -

              784,996



Net loss

            -

          -

                      -

             -

                       -



              (787,169)

            (787,169)




Balance at December 31, 1999

            -

          -

          1,783,430

          180

              784,816

                       -

              (787,169)

                (2,173)



Issuance of common stock for:






  Cash

            -

          -

             424,782

            42

              734,045



                         -

              734,087
  Services

            -

          -

               54,284

              5

              137,036



                         -

              137,041

















Net loss

            -

          -

                      -

             -

                       -



              (802,538)

            (802,538)








Balance at December 31, 2000

            -

          -

          2,262,496

          227

           1,655,897

                       -

           (1,589,707)

                66,417

















Issuance of common stock for cash

            -

          -

               23,468

              2

                25,438



 -

                25,440

















Net loss

            -

          -

                      -

             -

                       -



              (229,772)

            (229,772)

















Balance at December 31, 2001

            -

          -

          2,285,964

          229

           1,681,335

                       -

           (1,819,479)

            (137,915)

















Comprehensive loss:
















  Net loss

            -

          -

                      -

             -

                       -

                       -

           (1,697,154)

         (1,697,154)
  Other comprehensive income -
















    cumulative foreign currency
















    translation adjustment

            -

          -

                      -

             -

                       -

                  1,668

                         -

                  1,668

















      Total comprehensive loss

            -

          -

                      -

             -

                       -

                       -

                         -

         (1,695,486)

















Acquisition of Bullet Environmental
















  Technologies, Inc. (see note 1)

            -

          -

          4,071,938

          407

            (523,193)

                       -

                         -

            (522,786)

















Issuance of common stock for:
















  Cash

            -

          -

             550,000

            55

              274,945

                       -

                         -

              275,000
  Services

            -

          -

          1,500,000

          150

              899,850

                       -

                         -

              900,000
   Accounts payable

            -

          -

             100,000

            10

                50,990

                       -

                         -

                51,000
  Exercise of stock options

            -

          -

               67,500

              7

                33,743

                       -

                         -

                33,750

















Issuance of stock options for services

            -

          -

                      -

             -

              109,831

                       -

                         -

              109,831

















Balance at December 31, 2002

            -
 $
          -

          8,575,402
 $
          858
 $
           2,527,501
 $
                  1,668
 $
           (3,516,633)
 $
            (986,606)




The accompanying notes are an integral part of these consolidated financial statements.

                                  COMCAM, INC.
                (Formerly Bullet Environmental Technologies, Inc.)
                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 2002 and 2001


                                                                   Cumulative
                                                                     Amounts
                                               2002      2001

Cash flows from operating activities:
 Net loss                                   (1,697,154) (229,772)  (3,516,633)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation        5,618 11,704   35,209
     Stock compensation expense  1,009,831  1,146,872
    (Increase) decrease in:
       Accounts receivable      15,429   (19,674)   (13,456)
       Other assets        -      -        (7,438)
     Increase (decrease) in:
      Accounts payable      136,265      3,950       234,133
      Accrued expenses     (3,933)  6,290     11,384
       Net cash used in operating activities   (533,944)  (227,502(2,109,929)
Cash flows from investing activities:
  Purchases of property and equipment           -      (314)     (41,457)

      Net cash used in investing activities     -     (314)  (41,457)
Cash flows from financing activities:
  Issuance of common stock     308,750  25,440    1,853,273
  Proceeds from  reverse acquisition     36,338       -           36,338
  Proceeds from notes payable


      190,552

     75,000

       265,552








          Net cash provided by financing activities

      535,640

   100,440

    2,155,163








Change in cumulative foreign currency







  translation adjustment


         1,668

           -

          1,668








          Net increase (decrease) in cash


         3,364

  (127,376)

          5,445








Cash, beginning of period


         2,081

   129,457

               -








Cash, end of period

$
         5,445

       2,081

          5,445


The accompanying notes are an integral part of these consolidated financial statements.



                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization
-------------

On May 30, 2002, ComCam, Inc. (formerly Bullet Environmental Technologies, Inc.) (ComCam) purchased Comcam International, Inc. (Comcam International) (collectively the Company). The terms of the agreement provided that Comcam International is a wholly-owned subsidiary of ComCam, and the stockholders of Comcam International received 2,285,969 shares of ComCam common stock.

The consolidated financial statements at December 31, 2002 and 2001 assumes the acquisition of ComCam by Comcam International occurred January 1, 1999 (date of inception). Because the shares issued in the acquisition of ComCam International represent control of the total shares of ComCam's common stock issued and outstanding immediately following the acquisition, ComCam International is deemed for financial reporting purposes to have acquired ComCam in a reverse acquisition. The business combination has been accounted for as a recapitalization of ComCam giving effect to the acquisition of 100% of the outstanding common shares of Comcam International. The surviving entity reflects the assets and liabilities of ComCam and Comcam International at their historical book value. The issued common stock is that of ComCam, the accumulated deficit is that of Comcam International, and the statements of operations is that of Comcam International for the year ended December 31, 2002 and 2001 and cumulative amounts plus that of ComCam from June 1, 2002 through December 31, 2002.

Comcam International was organized under the laws of the State of Delaware on September 19, 1998 and had no activity until January 1, 1999 (date of inception). The Company's operations consist primarily of the research and development of advanced compact video systems that utilize built-in digital compression technology. Further, the Company is considered a development stage company as defined in SFAS No. 7. Sources of financing for the development stage activities have been primarily through equity and debt.


Cash and Cash Equivalents
--------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Property and Equipment
-----------------------

Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. Equipment is depreciated over three to five years and furniture and fixtures are depreciated over seven years. The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.

Revenue Recognition
--------------------

Revenue is recognized upon shipment of the product to the customer.

Shipping and Handling Costs
----------------------------

The Company classifies shipping and handling costs as research and development expenses in the statement of operations. Shipping and handling costs were not significant.

Income Taxes
-------------

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share
-------------------

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. Common stock equivalents that could potentially dilute earnings per share are the common stock options and warrants.

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Concentration of Credit Risk
-----------------------------

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements
------------------------------------------------------------

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


Note 2 - Principles of Consolidation
-------------------------------------

The consolidated financial statements include the accounts of ComCam, and its subsidiary. All significant intercompany balances and transactions have been eliminated.


Note 3 - Going Concern
-----------------------

As of December 31, 2002, the Company's revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001


Note 3 - Going Concern (continued)
----------------------------------

Management intends to seek additional equity funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.


Note 4 - Property and Equipment
-------------------------------

Property and equipment consist of the following at December 31, 2002:

      Equipment                                                 $     17,347
      Furniture and fixtures                                          24,110
                                                                     --------

                                                                      41,457
      Less accumulated depreciation                                  (35,209)
                                                                     --------

                                                                $      6,248
                                                                     ========

Note 5 - Notes Payable
----------------------

Notes payable consist of the following at December 31, 2002:

     Note payable to Norman Wareham, the note bears
       interest at 6% and is due on demand                     $      5,022

     Convertible note payable to First Capital Investment
       Corporation, the note bears interest at 8% and is due
       on demand.  The note is convertible into the Company's
       common stock at $.50 per share.                               75,000

     Related party non-interest bearing note payable to ZMax,
       Capital, Inc. due on demand (See Note 7)                      46,000

     Note payable to Global Megatrend, the note bears interest
       at 7.5% and is due on demand                                 150,000
                                                                   ----------

              Total                                             $    276,022
                                                                   ==========

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001


Note 6 - Operating Leases
-------------------------

The Company leases its office building under a non-cancelable operating lease. Rental expense related to this operating lease for the years ended December 31, 2002 and 2001 and cumulative amounts since inception was approximately $46,000, $42,000 and $152,000, respectively.

Future minimum rental payments under the non-cancelable operating lease as of December 31, 2002 are approximately as follows:

              Year ending
              December 31,                    Amount
              ------------                 ------------

                  2003                      $    47,000
                  2004                           47,000
                  2005                          12,000
                                              ---------

                                           $   106,000
                                              =========


Note 7 - Income Taxes
---------------------

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                             Years Ended
                                            December 31,
                                      -------------------------    Cumulative
                                          2002            2001      Amounts
                                      -----------   -----------   ------------

Income tax benefit at statutory rate  $ (576,000)   $  (93,000)   $(1,315,000)
Change in valuation allowance            576,000        93,000      1,315,000
                                      -----------   -----------   ------------

                                      $        -    $         -    $         -
                                    ===========   ===========   ============

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001


Note 7 - Income Taxes (continued)
---------------------------------

Deferred tax assets are as follows at December 31, 2002:


Net operating loss carryforwards                      $  1,315,000
Valuation allowance                                     (1,315,000)
                                                        -----------
                                                      $         -
                                                        ===========


The Company has net operating loss carryforwards of approximately $3,400,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.


Note 8 - Related Party Transactions
-----------------------------------

The Company provides services and product to a company owned by a director and major shareholder of the Company. Revenue related to these services for the years ended December 31, 2002 and 2001 and cumulative amounts since inception were approximately $22,000, $65,000 and $100,000, respectively.

During the year ended December 31, 2002, the Company recognized approximately $53,000 of consulting and rental expenses from companies affiliated with directors of the Company. At December 31, 2002, the Company had accounts payable and notes payable of approximately $108,000 and $52,000, respectively to these companies.


Note 9 - Supplemental Cash Flow Information
-------------------------------------------

No amounts were paid for interest or income taxes since inception.

On May 30, 2002, Comcam International entered into a reverse acquisition agreement with ComCam, Inc. As a result of the reverse acquisition, Comcam International assumed approximately $498,000 in accounts payable and $10,000 in notes payable.

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001


Note 10 - Preferred Stock
-------------------------

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2002 and 2001.


Note 11 - Stock Options and Warrants
------------------------------------

The Company has adopted a benefit plan (the Plan). Under the Plan, the Company may issue shares of the Company's common stock or grant options or warrants to acquire the Company's common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan. In addition, at the discretion of the Board of Directors, stock may from time to time be granted under this Plan to other individuals, including consultants or advisors, who contribute to the success of the Company but are not employees of the Company.

A schedule of the options and warrants outstanding is as follows:

                                                    Number of       Exercise
                                               ------------------   Price Per
                                               Options   Warrants     Share
                                               -------   --------   ---------

     Outstanding at January 1, 2001 and 2002      -      551,250   $3.00-6.00

        Granted                                400,000        -           .50
        Exercised                              (67,500)       -           .50
        Expired                                     -     (551,250)   3.00-6.00
                                               -------   ---------

     Outstanding at December 31, 2002         332,500        -     $    .50
                                               =======   =========  ==========

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001


Note 12 - Stock Based Compensation
----------------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted for options and warrants granted to employees. The Company has opted for the latter approach. Had compensation expense for the Company's stock options and warrants to employees been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, there would be no effect on the Company's net losses at December 31, 2002 and 2001. The options granted during 2002 were to non-employees.

The fair value of each option granted during 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

     Expected dividend yield                             -
     Expected stock price volatility                  104%
     Risk-free interest rate                             2%
     Expected life of options                       1 year


The weighted average fair value of each option granted during 2002 was approximately $.27.

The following table summarizes information about stock options outstanding at December 31, 2002:


                          Outstanding                                      Exercisable
---------------------------------------------------------------   -------------------------------

                                    Weighted
                                     Average
                                    Remaining        Weighted
                                   Contractual       Average                     Weighted Average
   Exercise         Number             Life          Exercise        Number          Exercise
    Price         Outstanding        (Years)          Price        Exercisable        Price
--------------   --------------   --------------   ------------   -------------  ----------------


    $ .50            332,500            .80           $  .50         332,500         $   .50
--------------   --------------   --------------   ------------   -------------  ----------------

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001


Note 13 - Fair Value of Financial Instruments
---------------------------------------------

The Company's financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.


Note 14 - Recent Accounting Pronouncements
------------------------------------------

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). This Statement changes the method for reporting gains on the extinguishment of debt and eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.

                                  COMCAM, INC.
              (Formerly Bullet Environmental Technologies, Inc.)
                         (A Development Stage Company)
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          December 31, 2002 and 2001



Note 15 - Subsequent Events
---------------------------

On January 20, 2003, the Company entered into a loan agreement with Mercatus and Partners Ltd. (Mercatus). Terms of the loan allows the Company to borrow $2,000,000 for a term of 5 years with interest at 5.5%. The loan is secured by common shares of the Company to be held by a trustee. The Company issued 15,873,016 shares of common stock to the trustee subsequent to signing the loan agreement. As of the date of issuing these financial statements, Mercatus had not provided any funding to the Company.

On March 4, 2003, the Company issued 244,000 shares of common stock in exchange for a note payable, accrued interest and accounts payable of approximately $122,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 8, 2002, ComCam, Inc. ("Company") terminated its relationship with Davidson & Company ("Davidson"), the principal accountant previously engaged to audit the Company's financial statements and retained Jones Simkins LLP ("Jones") as the principal accountants to replace Davidson. The Company's audit committee and board of directors approved the change of accountants from Davidson to Jones.

The audit reports of Davidson on the Company's financial statements for the two most recent fiscal years ending February 28, 2002 and February 28, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending February 28, 2001 and February 28, 2002 including the subsequent interim periods through August 8, 2002, the date of termination, the Company had no disagreements with Davidson with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Davidson to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending February 28, 2001 and February 28, 2002, including the subsequent interim periods through August 8, 2002, the date of Davidson's termination, and prior to the appointment of Jones, the Company (or anyone on its behalf) did not consult with Jones regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Jones in respect to these matters during the time periods detailed herein.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's officers and directors as of April 11, 2003, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, is as follows:

     Name                 Age           Year              Positions Held
                                  Elected/Appointed
---------------------   -------   ------------------   ---------------------
Don Gilbreath             46             2002          President, Chief
                                                       Financial Officer

Ross Wilmot               58             1999          Director

Robert Betty              47             2002          Director, Secretary

Nadir Walji               54             2002          Director

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

Ross Wilmot - Mr. Wilmot has served as a director since January 1999 and as the Company's president from March 2001 to June 3, 2002. Mr. Wilmot is a Chartered Accountant. In addition, he serves in the following capacities of other companies: director (from February 1999 to present) and vice-president of finance (from January 1995 to February 1999) of Breckenridge Resources Ltd.; director (from April 2000 to present), president (from April 2000 to October 2001) and vice-president of finance (January 1995 to present) of Briyante Software Corp.; director (from July 1996 to April 1998 and July 2001 to present) and vice-president of finance of CTF Technologies Inc. (from July 1996 to present); director (from July 1998 to February 1999) and vice-president of finance and chief financial officer (from July 1998 to September 2002) of Imagis Technologies Inc.; director (from October 1997 to present) and chief financial officer (October 1997 to May 2001) of Intacta Technologies Inc.; director (from August 1995 to June 2001) and vice-president of finance (from August 1995 to present) of Multivision Communications Corp.; director (from April 1997 to present) and vice-president of finance (from January 1997 to present) of Neuer Kapital Corp.; director and president of Orex Ventures Inc. (from May 2001 to present); director (from May 1997 to present) and president (from May 2001 to present) of Orko Gold Corp.; director (from April 1996 to September 2002), secretary (from April 1996 to April 1999) and president (from April 1999 to September 2002) of Paloma Ventures Inc.; director and president of Quantum Power Corporation (March 2001 to present); director (from February 1997 to June 2001) and vice-president of finance( from June 1996 to June 2001) of Radical Elastomers Inc.; and director and president of Sudamet Ventures Inc. (from April 2001 to present).

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

Nadir Walji - Mr. Walji was appointed as a director on the Company on June 3, 2002. Mr. Walji is a business consultant who has experience in developing the application of new technologies. He has partnered with ERA-GSM deploying wireless mobile communication networks in Poland and currently serves as an officer and director of certain public companies. Mr. Walji has for the past five years acted as a director of strategic planning for ValorInvest Limited, a Swiss based company that provides various financial and management services to organizations and technology incubators. Mr Walji as serves as the secretary for Brasiclica Mining Corp., a copper mining company (from March 2000 to present); director of Sudamet Ventures Inc., an inactive company (from June 2000 to present); director of Chilean Gold Ltd., an inactive company (from November 2000 to present); director of Orex Ventures Inc., an inactive company (from March 2001 to present).

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of any persons or entities who during the fiscal year ended December 31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation
----------------------

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2002, 2001, and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past chief executive officer.

                                   SUMMARY COMPENSATION TABLE

                                                         Long-Term Compensation
                         Annual Compensation        Awards                    Payouts
(a)         (b)     (c)      (d)      (e)           (f)         (g)           (h)      (i)
Name                                  Other         Restricted  Securities
and                 Annual   Annual   Annual        Stock       Underlying    LITP     All other
Principal   Fiscal  Salary   Bonus    Compensation  Awards      Options/SARs  Payouts  Compensation
Position    Year    ($)      ($)      ($)           ($)         (#)           ($)      ($)
----------  ------  -------  -------  ------------  ----------  ------------  -------  ------------

Don Gilbreath,
President, Chief Financial Officer and Director
             2002   41,000
             2001   20,000
             2000   20,000

Ross Wilmot,
Former President and Director
             2002   18,632
             2001    5,932
             2000

Compensation of Directors

The Company's directors are not currently compensated for their services as directors of the Company. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 11, 2003 with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of April 11, 2003 there were 8,819,402 shares of common stock issued and outstanding.


Title of Class  Name and Address                 Nature of Ownership  Number of Shares  % of Class
--------------  ------------------               -------------------  ----------------  -----------

                Don Gilbreath
                chief executive officer, chief
                financial officer, director
                1525 Tanglewood Drive
 Common         West Chester, Pennsylvania 19380        Legal             990,286          11.2%


                Robert Betty
                912 Carrie Lane
 Common         West Chester, Pennsylvania 19383        Legal             990,282          11.2%


                Ross Wilmot
                1075 West Georgia Street
                Vancouver, British Columbia
 Common         Canada V6E 3C9                          Legal                   0             0%


                Nadir Walji
                1075 West Georgia Street
                Vancouver, British Columbia
 Common         Canada V6E 3C9                          Legal                   0             0%


                First Capital Invest Corp.
                Muhlebachstrasse 54
                P.O. Box 2071
                CH-8032 Zurich
 Common         Switzerland                             Legal             500,000           5.7%


                Officer and Directors as a Group        Legal           1,980,568          22.4%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year ended December 31, 2002, the Company expensed $16,000 (2001: $nil) to Cedarwoods Group, a company controlled by the Company's former president and a director, Mr. Ross Wilmot, for management services provided; and $9,000 (2001: $nil) to International Portfolio Management Inc., for administrative services provided, a company in which our former president was also an officer; $20,000 (2001: $17,000) to Zmax Capital Corp., a company for which Mr. Wilmot serves as a officer for office space provided;$8,000 (2001:
$nil) to Zmax Capital Corp. a company for which Mr. Wilmot serves as an officer for consulting services provided; and $22,000 (2001 $nil) sales made to a company for which Mr. Robert Betty, one of the Company's directors, is the owner.

Included in accounts payable as of December 31, 2002 is $108,000 (2001: $nil) due to these related parties.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

ITEM 14.    CONTROLS AND PROCEDURES

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of April, 2003.


COMCAM, INC.



/s/ Don Gilbreath
Don Gilbreath, President, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                              Date

/s/ Don Gilbreath               Director/President/
                              Chief Financial Officer       April 11, 2003

/s/ Ross Wilmot            Director/Secretary       April 11, 2003
Ross Wilmot

/s/ Robert Betty           Director                 April 11, 2003
Robert Betty

/s/ Nadir Walji            Director                 April 11, 2003
Nadir Walji

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Don Gilbreath, president and chief financial officer of ComCam, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of ComCam, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and   c) Presented in this annual report my conclusions
about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in
internal controls; and   b) Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Don Gilbreath
Don Gilbreath, president and chief financial officer

INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.  DESCRIPTION

3(i)(a)     *    Certificate of Incorporation dated December 5, 1997
                 (incorporated by reference to the Form 10-SB filed on
                 September 20, 1999.
3(i)(b)     *    Amendment to Certificate of Incorporation dated February 28,
                 1998 (incorporated by reference to the Form 10-SB filed on
                 September 20, 1999).
3(i)(c)     *    Amendment to Certificate of Incorporation dated March 15,
                 1998 (incorporated by reference to the Form 10-SB filed on
                 September 20, 1999).
3(i)(d)     *    Amendment to Certificate of Incorporation dated June 3, 2002
                 (incorporated by reference to the Form 10KSB/A filed on
                 August 9, 2002).
3(ii)       *    Bylaws (incorporated by reference to the Form 10-SB filed on
                 September 20, 1999).
10          *    Stock Exchange Agreement between the Company and ComCam
                 International, Inc. dated May 8, 2002 (incorporated by
                 reference to the Form 8K filed on June 18, 2002).
99.1       18    Certification Pursuant to 18 U.S.C. Section 1350, Section 906
                 of the Sarbanes-Oxley Act of 2002.