Form 10KSB/A
period 2002-12-31
COMCAM INC
filed 2003-04-25
CIK 1057327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                   (Mark One)
       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
     and Exchange Act of 1934 for the fiscal year ended December 31, 2002 [
      ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to
          __________

                  Commission File Number: 1-15165
                                          -------

                                  COMCAM, INC.
               (Formerly Bullet Environmental Technologies, Inc.)
               --------------------------------------------------
           (Name of Small Business Issuer As Specified In Its Charter)

      Delaware                                 98-0208402
   (State or Other Jurisdiction of             (IRS Employer Identification No.)
  Incorporation or Organization)

             1140 McDermott Drive, West Chester, Pennsylvania 19380
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (610) 436-8029
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of Each Class             Name of Exchange On Which Registered
 Common Stock ($0.0001 par value)                      None

 Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirement for the past 90 days.

 YES __T__            NO _____
                                 -----

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

          As of April 11, 2003 there were 8,819,402 shares outstanding of the registrant's common stock.

                                TABLE OF CONTENTS






PART I
  Item 1.          Description of Business                                                                     2
  Item 2.          Description of Property                                                                     4
  Item 3.          Legal Proceedings                                                                           4
  Item 4.          Submission of Matters to a Vote of Security Holders                                         5



PART II
  Item 5.          Market for Common Equity and Related Stockholder Matters                                    5
  Item 6.          Management's Discussion and Analysis                                                        6
  Item 7.          Financial Statements                                                                        8
  Item 8.          Changes in and Disagreements with Accountants on Accounting and                             9
                   Financial Disclosure



PART III
  Item 9.          Directors, Executive Officers, Promoters and Control Persons;                               9
                   Compliance With Section 16(a) of the Exchange Act.
  Item 10.         Executive Compensation                                                                     11
  Item 11.         Security Ownership of Certain Beneficial Owners and Management                             12
  Item 12.         Certain Relationships and Related Transactions                                             13
  Item 13.         Exhibits and Reports on Form 8-K                                                           14
  Item 14.         Disclosures and Procedures                                                                 14


SIGNATURES                                                                                                    15

                                  EXHIBITS 17








                                                      PART I



Item 1.  DESCRIPTION OF BUSINESS



General



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

The Company's distribution strategy is based, in part, on a two-step international reseller plan. This plan initially concentrates on the security and monitoring market sectors, and specifically higher margin commercial and government markets. The Company will then work with pre-qualified distributors, value- added resellers, and system integrators who have a proven end-user customer base. The Company believes it can transition to mass market after stabilizing current vertical market opportunities.

The Company is pursuing patent applications regarding original system designs and software modules. Trademarks, registration applications and product names are also being pursued for the Company. The Company conducts its principal engineering activities, including electrical design, computer board layouts and software development at the Company's headquarters and uses outside manufacturers for the mass-production of its cameras. Casework and lenses are outsourced, while technology improvements are conducted internally. Specialty items and unique upgrades are also developed and manufactured in- house. The
Company believes it can transition to the mass market after stabilizing the current opportunities in the vertical market sector and distilling the setup complexities for the average consumer. The Company continues to assemble a domestic and international network of distributors and resellers currently representing 11 countries. Development efforts for leading U.S. government agencies include the Department of Defense, the Federal Bureau of Investigation, and the Department of the Interior. Overseas, the Company works steadily with Toshiba Japan, Sanyo Japan, and COBRA electronics, Germany, among others.
Government Regulation
International, national and local standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. The Company's fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. The Company is required to Federal
Communications Commission approval, specifically for Class A, B and Part 15 for the telephone related applications of its hardware products. The Company's
German manufacturer is in the process of obtaining these approvals. The Company has successfully operated within present governmental regulations in various jurisdictions and is confident that any changes in governmental regulations can be met in relation to its core technology. Competition Competition within the international market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While there is no dominant technological or business leader, there are many companies with greater financial resources and more established distribution channels than the Company.
However, the Company is bringing to market a highly competitive video camera system that meets the requirements of both the commercial wired and wireless end-users. Most importantly, offering a fully functional, compact wireless system opens new market opportunities for mobile and wearable deployment. The Company's products are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than competitive products currently in the market place. Employees The Company is a development stage company and currently has no employees. Our executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company uses consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full- time employees. The Company currently engages eight (8) individuals as consultants. The need for full time employees and their availability will be addressed once management believes the Company's business plan to be fully funded.
Reports to Security Holders
The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission.
The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street,
N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC- 0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at www.sec.gov.

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



YEAR           QUARTER ENDING                HIGH               LOW
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

Consolidated Statements of Operations                                                F-4

Consolidated Statements of Stockholders' (Deficit) Equity                            F-5

Consolidated Statements of Cash Flows                                                F-6

Notes to Consolidated Financial Statements                                           F-7



































                                       INDEPENDENT AUDITORS' REPORT

                                         To the Stockholders' and
Board of Directors of
ComCam, Inc.

We have audited the accompanying consolidated balance sheet of ComCam, Inc.
(formerly Bullet Environmental Technologies, Inc.) (a development stage company), as of December 31, 2002 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended
December 31, 2002 and 2001and the cumulative amounts since inception. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam, Inc. (a development stage company), as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JONES SIMKINS LLP
Logan, Utah
April 3, 2003








                                  COMCAM, INC.
               (Formerly Bullet Environmental Technologies, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                    December 31, 2002

                         ASSETS

Current assets:
  Cash                                                           $               5,445
  Accounts receivable, net                                                      13,456

        Total current assets                                                    18,901

Property and equipment, net                                                      6,248
Other assets                                                                     7,438

        Total assets                                             $              32,587
                                                                                   ---

                                                                                   ---
LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                                   ---

                                                                                   ---
Current liabilities:
                                                                                   ---
  Accounts payable                                               $             731,787
                                                                                   ---
  Accrued expenses                                                              11,384
                                                                                   ---
  Notes payable                                                                276,022
                                                                                   ---

                                                                                   ---
        Total current liabilities                                            1,019,193
                                                                                   ---

                                                                                   ---
Commitments and contingencies                                                        -
                                                                                   ---

                                                                                   ---
Stockholders' deficit:
                                                                                   ---
  Preferred stock, $.0001 par value; 5,000,000 shares
                                                                                   ---
    authorized, no shares issued and outstanding                                     -
                                                                                   ---
  Common stock, $.0001 par value; 30,000,000
                                                                                   ---
    shares authorized, 8,575,402 shares
                                                                                   ---
    issued and outstanding                                                         858
                                                                                   ---
  Additional paid-in capital                                                 2,527,501
                                                                                   ---
  Accumulated other comprehensive income                                         1,668
                                                                                   ---
  Deficit accumulated during the development stage                         (3,516,633)



        Total stockholders' deficit                                          (986,606)

        Total liabilities and stockholders' deficit              $              32,587



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









                                                       COMCAM, INC.
                                    (Formerly Bullet Environmental Technologies, Inc.)
                                               (A Development Stage Company)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 2002 and 2001

                                                                                                                 Cumulative
                                                                                2002         2001                   Amounts
                                                                   -----------------   ----------------   -----------------

Revenues, net                                                   $         161,801               172,560             347,102

General and administrative expenses                                          454,574            243,049           1,063,636
Research and development expenses                                            394,609            160,094           1,656,762
Stock compensation expense                                                 1,009,831                  -           1,146,872
                                                                   -----------------   ----------------   -----------------

      Loss from operations                                               (1,697,213)          (230,583)         (3,520,168)

Interest income                                                                   59                811               3,535
                                                                   -----------------   ----------------   -----------------

      Loss before provision for income taxes                             (1,697,154)          (229,772)         (3,516,633)

Provision for income taxes                                                         -                  -                   -
                                                                   -----------------   ----------------   -----------------

        Net loss                                                $     (1,697,154)             (229,772)         (3,516,633)
                                                                   =================   ================   =================


Net loss per common share - basic and diluted                   $   (.31)                         (.10)
                                                                   =================   ================


Weighted average common and common
     equivalent shares - basic and diluted                                 5,511,000          2,275,000
                                                                   =================   ================


                              The accompanying notes are an integral part of these consolidated financial statements.









                                  COMCAM, INC.
                                  ------------
               (Formerly Bullet Environmental Technologies, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' (DEFICIT) EQUITY
                        Period from January 1, 1999 (Date
                       of Inception) to December 31, 2002

                                                                                                                  Deficit
                                                                                                     Accumulated  Accumulated  Total
                                                                                    Additional        Other  During theStockholders'
                                Preferred Stock     Common                       Paid-in     Comprehensi      Development  (Deficit)
                                                     Stock                                       ve
                              Shares       Amou     Shares       Amount          Capital       Income            Stage        Equity
                                             nt
Balance at January 1, 1999
 (date of inception)                  $                     $            $                $        $                 $
                                   -          -          -            -                -        -                 -                -

Issuance of common stock for
cash                               -          -  1,783,430          180          784,816                          -          784,996

Net loss
                                   -          -          -            -                -                  (787,169)        (787,169)

Balance at December 31, 1999
                                   -          -  1,783,430          180          784,816        -         (787,169)          (2,173)

Issuance of common stock for:
  Cash
                                   -          -    424,782           42          734,045                          -          734,087
  Services
                                   -          -     54,284            5          137,036                          -          137,041

Net loss
                                   -          -          -            -                -                  (802,538)        (802,538)

Balance at December 31, 2000
                                   -          -  2,262,496          227        1,655,897        -       (1,589,707)           66,417

Issuance of common stock for                                                                                      -
cash                               -          -     23,468            2           25,438                                      25,440

Net loss
                                   -          -          -            -                -                  (229,772)        (229,772)

Balance at December 31, 2001
                                   -          -  2,285,964          229        1,681,335        -       (1,819,479)        (137,915)










Comprehensive loss:
  Net loss
                                    -          -         -            -                -        -       (1,697,154)      (1,697,154)
Other comprehensive income -
  cumulative foreign currency
  translation adjustment
                                    -          -         -            -                -    1,668                 -            1,668

      Total comprehensive loss
                                    -          -         -            -                -        -                 -      (1,695,486)

Acquisition of Bullet
Environmental
Technologies, Inc.(see note 1)
                                    -          - 4,071,938          407        (523,193)        -                 -        (522,786)

Issuance of common stock for:
  Cash
                                    -          -   550,000           55          274,945        -                 -          275,000
  Services
                                    -          - 1,500,000          150          899,850        -                 -          900,000
   Accounts payable
                                    -          -   100,000           10           50,990        -                 -           51,000
  Exercise of stock options
                                    -          -    67,500            7           33,743        -                 -           33,750

Issuance of stock options for
services                            -          -         -            -          109,831        -                 -          109,831

Balance at December 31, 2002
                                    -  $   -     8,575,402  $   858      $  2,527,501     $ 1,668      $(3,516,633)    $   (986,606)


                                                         The accompanying notes
                                                         are an integral part of
                                                         these consolidated
                                                         financial statements.










                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Years Ended December 31, 2002 and 2001

                                                                                                           Cumulative
                                                                            2002             2001             Amounts
                                                                ----------------    -------------    ----------------
Cash flows from operating activities:
  Net loss                                                     $  (1,697,154)           (229,772)         (3,516,633)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                                          5,618           11,704              35,209
     Stock compensation expense                                        1,009,831                -           1,146,872
    (Increase) decrease in:
       Accounts receivable                                                15,429         (19,674)            (13,456)
       Other assets                                                            -                -             (7,438)
     Increase (decrease) in:
       Accounts payable                                                  136,265            3,950             234,133
       Accrued expenses                                                  (3,933)            6,290              11,384
                                                                ----------------    -------------    ----------------

          Net cash used in operating activities                        (533,944)        (227,502)         (2,109,929)
                                                                ----------------    -------------    ----------------

Cash flows from investing activities:
  Purchases of property and equipment                                          -            (314)            (41,457)
                                                                ----------------    -------------    ----------------

          Net cash used in investing activities                                -            (314)            (41,457)
                                                                ----------------    -------------    ----------------

Cash flows from financing activities:
  Issuance of common stock                                               308,750           25,440           1,853,273
  Proceeds from  reverse acquisition                                      36,338                -              36,338
  Proceeds from notes payable                                            190,552           75,000             265,552
                                                                ----------------    -------------    ----------------

          Net cash provided by financing activities                      535,640          100,440           2,155,163
                                                                ----------------    -------------    ----------------

Change in cumulative foreign currency
  translation adjustment                                                   1,668                -               1,668
                                                                ----------------    -------------    ----------------

          Net increase (decrease) in cash                                  3,364        (127,376)               5,445

Cash, beginning of period                                                  2,081          129,457                   -
                                                                ----------------    -------------    ----------------

Cash, end of period                                            $         5,445              2,081               5,445
                                                                ================    =============    ================


                                                                ================    =============    ================
                           The accompanying notes are an integral part
                                                                ================    =============
                           of these consolidated financial statements.
                                                                ================    =============







                                  COMCAM, INC.
                (Formerly Bullet Environmental Technology, Inc.)
                ------------------------------------------------
                          (A Development Stage Company)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




      Note 1 - Organization and Summary of Significant Accounting Policies

Organization

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




Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Property and Equipment

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






                                  COMCAM, INC.
                (Formerly Bullet Environmental Technology, Inc.)
                ------------------------------------------------
                          (A Development Stage Company)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




                               Revenue Recognition

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

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Concentration of Credit Risk

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

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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





                                  COMCAM, INC.
                (Formerly Bullet Environmental Technology, Inc.)
                ------------------------------------------------
                          (A Development Stage Company)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001






                      Note 2 - Principles of Consolidation

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

                                         Note 4 - Property and Equipment

Property and equipment consist of the following at December 31, 2002:

                                                 Equipment$17,347
         Furniture and fixtures                                                           24,110
                                                                                       ---------

                                                                                          41,457
         Less accumulated depreciation                                                   (35,209)
                                                                                          ------

                                                                              $            6,248
                                                                                         =======


                                              Note 5 - Notes Payable

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

         Note payable to Global Megatrend, the note bears interest





                                                   COMCAM, INC.
                                 (Formerly Bullet Environmental Technology, Inc.)
                                 ------------------------------------------------
                                          (A Development Stage Company)
                                    CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                            December 31, 2002 and 2001




           at 7.5% and is due on demand                                                  150,000
                                                                                         -------

                   Total                                                      $          276,022
                                                                                         =======







Note 6 - Operating Leases

The Company leases its office building under a non-cancelable operating lease.
Rental expense related to this operating lease for the years ended December 31, 2002 and 2001 and cumulative amounts since inception was approximately $46,000, $42,000 and $152,000, respectively.

Future minimum rental payments under the non-cancelable operating lease as of December 31, 2002 are approximately as follows:

                     Year ending
                   December 31,                                                 Amount

                         2003                                          $        47,000
                         2004                                                   47,000
                         2005                                                   12,000
                                                                              --------

                                                                       $       106,000


Note 7 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                   Years Ended
                                                        December 31,                     Cumulative
                                                ----------------------------
                                                 2002                  2001                 Amounts
                                                 ----                  ----                 -------

Income tax benefit at statutory rate       $         (576,000)  $     (93,000)       $   (1,315,000)
Change in valuation allowance                         576,000          93,000             1,315,000
                                                      -------          ------             ---------

                                           $                -   $       -            $          -
                                                   =============  ===========         ===============








                                                   COMCAM, INC.
                                 (Formerly Bullet Environmental Technology, Inc.)
                                 ------------------------------------------------
                                          (A Development Stage Company)
                                    CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                            December 31, 2002 and 2001




Note 7 - Income Taxes (continued)
---------------------

Deferred tax assets are as follows at December 31, 2002:

Net operating loss carryforwards                                                $    1,315,000
Valuation allowance                                                                 (1,315,000)
                                                                                    -----------

                                                                                $          -
                                                                                   =============

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




Note 10 - Preferred Stock

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2002 and 2001.






                                  COMCAM, INC.
                (Formerly Bullet Environmental Technology, Inc.)
                ------------------------------------------------
                          (A Development Stage Company)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




Note 11 - Stock Options and Warrants

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

A schedule of the options and warrants outstanding is as follows:
                                                     Exercise
                                               Number of Price Per
                                              Options WarrantsShare

                           Outstanding at January 1, 2001 and 2002- 551,250 $3.00-6.00
                                               Granted400,000 - .50
           Exercised                                              (67,500)          -                 .50
           Expired                                                    -       (551,250)3.00-6.00
                                                                 ----------   ---------

                                 Outstanding at December 31, 2002 332,500 -$ .50
                                                                  ======= = =====











                       Note 12 - Stock Based Compensation

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

The fair value of each option granted during 2002 was estimated on the date of grant using the Black- Scholes option pricing model with the following assumptions:






                                                   COMCAM, INC.
                                 (Formerly Bullet Environmental Technology, Inc.)
                                 ------------------------------------------------
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

The following table summarizes information about stock options outstanding at December 31, 2002:


                                                                                     Exercisable
                                                                     -

                             Outstanding
                                                                      ----

    Exercise            Number           Weighted          Weighted             Number        Weighted Average
     Price            Outstanding         Average           Average           Exercisable        Exercise
                                         Remaining         Exercise                                Price
                                        Contractual          Price
                                           Life
                                          (Years)


      $ .50             332,500       .80                  $  .50           332,500              $  .50

================--- ===============-- ===============-- ===============-----===============---===============





Note 13 - Fair Value of Financial Instruments

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial





                                  COMCAM, INC.
                (Formerly Bullet Environmental Technology, Inc.)
                ------------------------------------------------
                          (A Development Stage Company)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           December 31, 2002 and 2001




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


Note 15 - Subsequent Events

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


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's officers and directors as of April 11, 2003, who will serve until our next annual meeting, or until their successors are elected or appointed and qualified, is as follows:


       Name                     Age                         Year                       Positions Held
                                                     Elected/Appointed
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




Don Gilbreath - Mr. Gilbreath has served as a director and as the Company's president since June 3, 2002. He has 23 years' experience in product development, engineering project management and specialized technical sales. He has provided specialized R&D expertise to General Electric, Johnson Controls, TCI, Standard & Poor's, and Commodore International. Designed and developed over
30 products including musical instruments, multimedia players, and Internet access devices. Sold graphics systems including gaming terminals in Europe and video editing systems in Asia. Extensive experience in directing international engineering teams, vendor negotiations, licensing, patents, and offshore manufacturing. Founder and president Gilbreath Systems Inc., an international contract engineering and product development firm. Current product line includes
Windows-based video production test equipment and consumer universal remote control. Designed and developed first generation Internet- access TV-based set-top device. Market test pre-dated WebTV by two years. 1994 to 1997: CTO and VP Engineering VIScorp. System architect for hardware, software, and ASIC for set-top box and derivative products. Developed and managed extensive network of engineering talent. Hired and managed all technical personnel worldwide; offices in Pennsylvania, California, and Tokyo; contractors in UK, France, and Germany.
Vendor relations, patents, licensing, offshore manufacturing responsibilities.
General Engineering Contractor for OCTus. Designed smart-phone incorporating voice\data\fax and "in context" data base management at a PC terminal. Retained by Nolan Bushnell, OCTuS Chairman and Atari Computer founder, to manage and deliver production device. 1987 to 1991: Director of Product and Market
Development for Commodore International Ltd. Chief Designer of CDTV, world's first consumer multimedia player under $1000. Secured original funding, hired and negotiated all sub-contractors in North America, Europe, and Japan. This was a fifteen-month project from concept to production. Worked directly for Irving
Gould, Chairman. Spent 3 years working throughout Asia with top executives in sales and engineering from Matsushita, (MKE, MEI), Mitsumi, Mitsumi, Ricoh,
Yamaha, Dai Nippon, and others. Created and developed OEM sales channels and vertical markets for Commodore's complete line of microcomputers and peripherals. European sales averaged $6M/yr. Selected as delegate from USA to USSR for technology transfer of semiconductor and computer architecture.

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


                                     Annual Compensation                            Long Term Compensation

                                                                             Awards                       Payouts

                                                                         Restricted      Securities
Name and                                                   Other            Stock        Underlyin        LTIP         All Other
Principal Position     Year      Salary      Bonus    Annual Compensation Award(s)       g Options       payouts     Compensation
                                   ($)        ($)           ($)              ($)          SARs(#)          ($)            ($)
Don                      2002    41,000        -             -                -              -              -              -
Gilbreath,               2001    20,000        -             -                -              -              -              -
President,               2000    20,000        -             -                -              -              -              -
Chief Financial Officer and Director
Ross Wilmot,             2002    18,632        -             -                -              -              -              -
Former                   2001     5,932        -             -                -              -              -              -
President and            2000       -          -             -                -              -              -              -
Director
Compensation of Directors

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









  Title of Class           Name and Address                Nature of           Number of          % of Class
                                                           Ownership            Shares
      Common                Don Gilbreath                    Legal
                    chief executive officer, chief                              990,286              11.2%
                     financial officer, director
                                 1525
                           Tanglewood Drive
                            West Chester,
                          Pennsylvania 19380
      Common                 Robert Betty                    Legal              990,282              11.2%
                           912 Carrie Lane
                      West Chester, Pennsylvania
                                19383

      Common                 Ross Wilmot                     Legal                 0                  0%
                       1075 West Georgia Street
                     Vancouver, British Columbia
                            Canada V6E 3C9


      Common                 Nadir Walji                     Legal                 0                  0%
                       1075 West Georgia Street
                     Vancouver, British Columbia
                            Canada V6E 3C9


      Common          First Capital Invest Corp.             Legal              500,000              5.7%
                         Muhlebachstrasse 54
                            P.O. Box 2071
                            CH-8032 Zurich
                             Switzerland

      Common          Officer and Directors as a             Legal             1,980,568             22.4%
                                Group


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


                                                      F



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


Signature                                   Title                                                Date

/s/ Don Gilbreath                           Director/President/Chief Financial Officer           April 11, 2003
-----------------

/s/ Ross Wilmot                                      Director/Secretary                                   April
---------------
11, 2003
Ross Wilmot

/s/ Robert Betty                            Director                                             April
----------------
11, 2003
Robert Betty

/s/ Nadir Walji                             Director                                             April 11, 2003
---------------
Nadir Walji







     CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
      1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002

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
99.1                 18    Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-
                           Oxley Act of 2002.









EXHIBIT 99.1

                                  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of the ComCam, Inc. ("Company") on Form
10-KSB for the period ending December 31, 2002 as filed with the Commission on the date hereof, I, Don Gilbreath, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act;
and

(2) The financial information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Don Gilbreath
Don Gilbreath, President and Chief Financial Officer




2002 and 2001

