Form 10QSB
period 2003-03-31
COMCAM INC
filed 2003-05-15
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [   ] Transition  report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________to
         --------.


                         Commission file number: 1-15165


                                  COMCAM, INC.
          (Formerly known as "Bullet Environmental Technologies, Inc.")
        (Exact name of small business issuer as specified in its charter)


             Delaware                            98-0208402
             --------                            ----------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)



        1140 McDermott Drive, Suite 200, West Chester, Pennsylvania 19380
               (Address of principal executive office) (Zip Code)


                                 (610) 436-8089
                           (Issuer's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of May 13, 2003 was 8,819,402.


                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS...........................................    3

Consolidated Balance Sheets..............................................   4

Unaudited Consolidated Statements of Operations for the three months ended
March 31, 2003 and 2002 and cumulative amounts......................        5

Unaudited Consolidated Statements of Cash Flows for the three months ended
March 31, 2003 and 2002 and cumulative amounts.....................         6

Unaudited Notes to Financial Statements..................................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................      8

ITEM 3.  CONTROLS AND PROCEDURES.......................................    10

PART II

ITEM 2.  CHANGES IN SECURITIES......................................       10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................       10

SIGNATURES...........................................................      11

INDEX TO EXHIBITS...........................................   ........... 13

















PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to ComCam, Inc. (formerly known as "Bullet Environmental Technologies, Inc."), a Delaware corporation its subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.








































                                                     COMCAM, INC.
                                             (A Development Stage Company)
                                              CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,
                                                                                         2003
                                                                                     (unaudited)
                                                                                                        December 31,
                                                                                                            2002
                                                                                                         (audited)
                                                                                     (Unaudited)
                                                                                    ---------------   -----------------

    ASSETS

Current assets:
   Cash                                                                         $            5,209 $             5,445
   Accounts receivable, net                                                                 28,699              13,456
                                                                                    ---------------   -----------------
        Total current assets                                                                33,908              18,901

   Property and equipment, net                                                               5,181               6,248

   Other assets                                                                              7,438               7,348
                                                                                    ---------------   -----------------
         Total assets                                                           $           46,527 $            32,587

                                                                                    ===============   =================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                             $          762,610 $            731,787
   Accrued expenses                                                                          7,312              11,384
   Notes payable                                                                           246,022             276,022

                                                                                    ---------------   -----------------
         Total current liabilities                                                       1,015,944           1,019,193
                                                                                    ---------------   -----------------


Commitments and contingencies:                                                                   -                   -


Stockholders' deficit:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares                    -                   -
    issued and outstanding
    Common stock, $.0001 par value; 30,000,000 shares authorized, 8,819,402                    882                 858
    shares issued and outstanding (2002 - 8,575,402)
    Additional paid-in capital                                                           2,649,447           2,527,501
    Accumulated comprehensive other income                                                   5,491                1,668
    Deficit accumulated during the development stage                                   (3,625,237)          (3,516,633)

                                                                                    ---------------   -----------------
         Total stockholders' deficit                                                     (969,417)           (986,606)

                                                                                    ---------------   -----------------

                                                                                    ---------------   -----------------
         Total liabilities and stockholders' deficit                            $           46,527   $          32,587
                                                                                    ---------------   -----------------


                 The accompanying notes are an integral part of
                          these financial statements.






                                                     COMCAM, INC.
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Three months ended March 31, 2003 and 2002
                                                      (unaudited)


                                             Three months ended March 31,
                                         -------------------------------------
                                              2003                  2002              Cumulative
                                         -------------------------------------      ---------------

Revenues, net                         $      44,072         $      24,551         $    391,174

General and administrative expenses          79,215                84,571             1,142,851
Research and development expenses            73,463                75,718             1,730,225
Stock compensation expense                      -                 370,000             1,146,872
                                         ----------------      ---------------      ---------------

    Loss from operations                    (108,606)            (505,738)           (3,628,774)

 Interest income                                2                    -                  3,537
                                         ----------------      ---------------      ---------------

   Loss before provision for income         (108,604)            (505,738)           (3,625,237)
   taxes

 Provision for income taxes                     -                    -                    -
                                         ----------------      ---------------      ---------------

   Net loss                           $     (108,604)       $    (505,738)        $  (3,625,237)
                                         ================      ===============      ===============

Loss per common share - basic         $      (0.01)         $      (0.14)
and        diluted

 Weighted average common shares -           8,651,313            3,595,422
basic and diluted



                 The accompanying notes are an integral part of
                          these financial statements.









                                                     COMCAM, INC.
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           Three months ended March 31, 2003
                                                      (unaudited)

                                              2003                  2002              Cumulative
                                         ----------------      ---------------      ---------------
Cash flows from operating activities:
                                      $     (108,604)       $    (505,738)        $  (3,625,237)
   Net loss

   Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation                               1,067                  -                  36,276

   Stock compensation expense                   -                 370,000             1,146,872

   (Increase) decrease in:
     Accounts receivable                    (15,243)               1,319               (28,699)
      Other assets                              -                    -                 (7,438)

   Increase (decrease) in:
     Accounts payable                        70,823               (4,258)              304,956
     Accrued expenses                         2,898                 523                 14,282
                                         ----------------      ---------------      ---------------


   Net cash used in operating               (49,059)             (138,154)           (2,158,988)
   activities
                                         ----------------      ---------------      ---------------


 Cash flows from investing activities:
   Purchase of property and equipment           -                    -                 (41,457)
                                         ----------------      ---------------      ---------------

   Net cash used in investing                   -                    -                 (41,457)
   activities
                                         ----------------      ---------------      ---------------


Cash flows from financing activities:
   Issuance of common stock                     -                    -                1,853,273
   Proceeds from reverse acquisition            -                    -                  36,338
   Proceeds from notes payable               45,000               150,000              310,552
                                         ----------------      ---------------      ---------------

   Net cash provided by financing            45,000               150,000             2,200,163
   activities
                                         ----------------      ---------------      ---------------

Change in cumulative foreign currency         3,823                  -                  5,491
translation adjustment
                                         ----------------      ---------------      ---------------

   Net increase (decrease) in cash            (236)                11,846               5,209

Cash, beginning of period                     5,445                2,081                  -
                                         ----------------      ---------------      ---------------
 Cash, end of period                          5,209                13,927               5,209
                                         ----------------      ---------------      ---------------
   The accompanying notes are an integral part of these financial statements.


                                  COMCAM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.


Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year-ended December 31, 2002.
Therefore, those footnotes are included herein by reference.

Note 3 - Cash Flows

During the quarter ended March 31, 2003, the Company issued 244,000 shares of common stock in exchange for $75,000 of notes payable, approximately $40,000 in accounts payable, and approximately $6,970 in accrued expenses.




Item 2.  Management's Discussion and Analysis
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company's fiscal year end is December 31.
General

During the period ended March 31, 2003, the Company has been engaged in the development, manufacture, and sale of the Company's compression technology that enables the transmission of video and other data in real time over low bandwidth wireless and traditional networks.

Results of Operations

Sales

Sales for the three months ended March 31, 2003 increased to $44,072 from $24,551 for the three month period ended March 31, 2002, an increase of 44%. The increase in revenues is primarily attributable to the industry's growing acceptance of the technology offered in the Company's products. The Company believes that in the event manufacturing capacity is secured, and an increase in products for sale made available to the Company, that revenue from the sale of its products will continue to improve.

Losses

Net losses for the three months ended March 31, 2003 decreased to $108,604 from $505,738 for the three month period ended March 31, 2002, a decrease of 79%. The significant decrease in losses is directly attributable to the absence of stock compensation expenses related to the issuance of common stock for services and common stock option issuances to non-employees for services during the period.
The Company expects to continue to incur losses through the year ended 2003.

Expenses

Selling, general and administrative expenses for the three months ended March
31, 2002, decreased to $79,215 from $84,571 for the three month period ended
March 31, 2002, a decrease of 6%. The decrease in selling general and administrative expenses can be attributed to the consolidation of the Company's operations after the acquisition of ComCam International, Inc. The Company expects that selling, general and administrative expenses will remain relatively constant through the year ended 2003.

Research and development expenses for the three months ended March 31, 2003 decreased to $73,463 from $75,718 for the three month period ended March 31, 2002, a decrease of 3%. The slight decrease in research and development expenses can be attributed to a drop in available funding to continue with ongoing research to improve the Company's products. The Company expects to increase research and development expenses as funds become available.

Stock compensation expenses for the three months ended March 31, 2003 decreased to $0 from $370,000 in the three month period ended March 31, 2002. The significant decrease in stock compensation expense is the direct result of management's attempts to rely on revenue and funding to provide the capital to maintain or expand the Company's operations rather than rely on stock based compensation. The Company expects to maintain a reduced reliance on stock based compensation if funds become available.

Depreciation and amortization expenses for the three months ended March 31, 2003 and March 31, 2002 were $1,067 and $0 respectively.

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

Liquidity and Capital Resources

Historically, the Company has expended significant resources on research and development which includes regulatory compliance expenses. The trend is likely to continue into the near future as the Company seeks to improve upon its products and ensure regulatory compliance in the United States, Europe and Asia for its products. The Company does not anticipate a significant increase in sales until such time as it obtains sufficient funding to obtain adequate manufacturing capacity and therefore the Company expects the trend towards using cash in operating activities to continue through 2003.

Cash flow used in operations was $49,059 for the three months ended March 31, 2003, as compared to cash flow used in operations of $138,154 for the three months ended March 31, 2002. Negative cash flows from operating activities are primarily attributable to losses incurred from operations, an increase in accounts payable and an increase in amount receivables over the period.

Cash flow generated from financing activities was $45,000 for the three months ended March 31, 2003 and $150,000 for the three months ended March 31, 2002. The cash flows from financing activities resulted from an increase in notes payable.

The Company has funded its cash needs from inception through March 31, 2003 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since there is currently only a limited revenue stream, the Company expects that it will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three months ended March 31, 2003 or 2002.

During 2003 the Company expects to contract the manufacture of certain components of its products and therefore does not expect to recognize significant capital expenditures over the next twelve months.







ITEM 3.  CONTROLS AND PROCEDURES

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

PART II

ITEM 2.  CHANGE IN SECURITIES

On March 4, 2002, the Company authorized the issuance of 244,000 shares of restricted common stock valued at $0.50 to First Capital Invest Corp. in settlement of debt accrued in 2001 and 2002 pursuant to the terms of a debt settlement agreement, relying on exemptions provided by Regulation S and Section
4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for debt setlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities
Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the
"issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United
States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of
         --------
         this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2003.




ComCam, Inc.



/s/ Don Gilbreath
Don Gilbreath
President, Chief Financial Officer and Director





 CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Don Gilbreath, chief executive officer and chief financial officer of ComCam, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ComCam, Inc.;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003


/s/ Don Gilbreath
Don Gilbreath, Chief Executive Officer and Chief Financial Officer

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

10(i)             *        Stock exchange agreement between the Company and ComCam International
                           Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed
                           September 18, 2002).

10(ii)             14      Debt settlement agreement between the Company and First Capital Invest Corp. dated March 4, 2003

99.1               16      Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.





















EXHIBIT 10(ii)
                            DEBT SETTLEMENT AGREEMENT

Debt Settlement Agreement made on March 4, 2003 between First Capital Invest
Corp. with offices located at Muhlebachstrasse 54, Zurich CH-8032, Switzerland referred to as Creditor and ComCam International, Inc. with offices located at 1140 McDermott Drive Suite 200, West Chester, Pennsylvania 19380 referred to as
Debtor.

                                   SECTION ONE
                     ACKNOWLEDGEMENT OF EXISTING OBLIGATION

The parties acknowledge that Debtor is at present indebted to Creditor in the aggregate amount of $122,000, an amount that has accrued due to loans totaling
$75,000 extended by Creditor to Debtor in 2001 plus interest and the provision of consulting services over an eight month period at a settled amount of $5,000 per month as indicated by the terms of a Bridge Loan and Representation
Agreement ("Bridge Loan Agreement") dated November 2, 2001 executed by Creditor,
Debtor and certain principals of Debtor.

                                   SECTION TWO
                         AGREEMENT FOR METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with the terms of the Bridge Loan
Agreement. Section 11.7 of the Bridge Loan Agreement provides that Creditor can convert the balance of loans extended to Creditor plus interest into shares of the common stock of the public company that acquires Debtor valued at $0.50 a share. Since execution of the Bridge Loan Agreement, Debtor has been acquired by ComCam, Inc. therefore entitling Creditor to common shares in ComCam, Inc in the event of converting the balance of the loans extended to Creditor. Further, Debtor and Creditor have agreed that the settled amount due to Creditor for consulting services rendered may also be converted into the common stock of ComCam, Inc. at $0.50 a share.

                                  SECTION THREE
                                  CONSIDERATION

In consideration of the mutual promises contained in this Debt Settlement
Agreement, Debtor and Creditor agree as follows:

a. Method of Payment: Debtor agrees to pay to Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, 244,000 shares of ComCam, Inc. common stock, valued at $0.50 a share, as consideration for the indebtedness owed to Creditor as a result of loans and consulting services provided by Creditor to Debtor.

b. Satisfaction: On execution of this Agreement and ComCam, Inc.'s board of directors resolution authorizing the issuance of 244,000 shares of ComCam, Inc. common stock to Creditor provided for in Section Three (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, above, will be forever cancelled and discharged. Further, upon receipt of the 244,000 settlement shares of ComCam, Inc., Creditor will immediately cause the release of UCC-1 filings made by Creditor against the assets of Debtor in Delaware and Pennsylvania.

In witness whereof, the parties have executed this Agreement in Vancouver, British Columbia on the date first mentioned above.

ComCam International, Inc. "Debtor"

/s/ Don Gilbreath
By: Don Gilbreath, President


First Capital Invest Corp. "Creditor"

--------------
By: ___________, President


Don Gilbreath


/s/ Don Gilbreath
Don Gilbreath


Robert Betty


/s/ Robert Betty
Robert Betty


ComCam, Inc.


/s/ Don Gilbreath
By: Don Gilbreath, President















EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of ComCam, Inc. (the "Company") on Form
10-QSB for the period ended March 31, 2003 as filed with the Securities and
Exchange Commission on the date hereof (the "Report), I, Don Gilbreath,
President, Chief Financial Officer, and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that:
      (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
           Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     /s/ Don Gilbreath
                                                     Don Gilbreath
                                                     President, Chief Financial Officer, and Director
                                                     (Principal Executive, Financial and Accounting
                                                     Officer) May 14, 2003



