Form 10QSB
period 2003-06-30
COMCAM INC
filed 2003-08-14
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of August 11, 2003 was 10,995,953

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

Consolidated Balance Sheets.................................................. 4

Unaudited Consolidated Statements of Operations for the three and six months
 ended June 30, 2003 and 2002 and cumulative amounts.......................   5

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 and cumulative amounts......................... 6

Unaudited Notes to Financial Statements...................................... 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.........................        8

ITEM 3.  CONTROLS AND PROCEDURES.............................................10

PART II

ITEM 2.  CHANGES IN SECURITIES...............................................10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................10

SIGNATURES.................................................................  11

INDEX TO EXHIBITS........................................................... 12

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to ComCam, Inc., a Delaware corporation its subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                     COMCAM, INC.
                                             (A Development Stage Company)
                                              CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,
                                                                                         2003
                                                                                     (unaudited)
                                                                                                        December 31,
                                                                                                            2002
                                                                                                         (audited)
                                                                                     (Unaudited)
                                                                                    ---------------   -----------------

    ASSETS

Current assets:
   Cash                                                                         $            3,257 $             5,445
   Accounts receivable, net                                                                  7,872              13,456
                                                                                    ---------------   -----------------
        Total current assets                                                                11,129              18,901

   Property and equipment, net                                                               4,207               6,248

   Other assets                                                                              7,438               7,348
                                                                                    ---------------   -----------------
         Total assets                                                           $           22,774 $            32,587

                                                                                    ===============   =================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                             $          708,044 $           731,787
   Accrued expenses                                                                         10,210              11,384
   Notes payable                                                                           180,022             276,022

                                                                                    ---------------   -----------------
         Total current liabilities                                                         898,276           1,019,193
                                                                                    ---------------   -----------------


Commitments and contingencies:                                                                   -                   -


Stockholders' deficit:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares                    -                   -
    issued and outstanding
    Common stock, $.0001 par value; 30,000,000 shares authorized, 10,995,953                 1,100                 858
    shares issued and outstanding (2002 - 8,575,402)
    Additional paid-in capital                                                           3,081,979           2,527,501
    Accumulated comprehensive other income                                                 (1,225)               1,668
    Deficit accumulated during the development stage                                   (3,957,356)         (3,516,633)

                                                                                    ---------------   -----------------
         Total stockholders' deficit                                                     (875,502)           (986,606)

                                                                                    ---------------   -----------------

                                                                                    ---------------   -----------------
         Total liabilities and stockholders' deficit                            $           22,774   $          32,587
                                                                                    ---------------   -----------------


                 The accompanying notes are an integral part of
                          these financial statements.











                                                  COMCAM, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three and six months ended June 30, 2003 and 2002
                                                   (unaudited)


                                Three months ended June 30,        Six months ended June 30,
                              --------------------------------   ------------------------------
                                  2003             2002              2003             2002          Cumulative
                                  ----             ----              ----             ----          ----------

Revenues, net               $        7,795   $         68,376   $       51,867   $      92,927  $         398,969

General and administrative         113,735             64,268          192,950         148,839          1,256,586
expenses


Research and development
expenses                           136,242             79,102          209,645         154,820          1,866,407


Stock compensation expense          90,000                  -           90,000         370,000          1,236,872
                              -------------   ----------------   --------------   -------------  -----------------
                              -------------   ----------------   --------------   -------------

   Loss from operations          (332,122)           (74,994)        (440,728)       (580,712)        (3,960,896)

Interest income                          3                 20                5              20              3,540
                              -------------   ----------------   --------------   -------------  -----------------

   Loss before provision         (332,119)           (74,974)        (440,723)       (580,732)        (3,957,356)
   for income taxes

Provision for income taxes               -                  -                -               -                  -
                              -------------   ----------------   --------------   -------------  -----------------
                              -------------   ----------------   --------------   -------------


           Net loss         $    (332,119)   $       (74,974)   $    (440,723)   $   (580,712)  $     (3,957,356)
                              =============   ================   ==============   =============  =================
                            =============== ================== ================ ===============


 Loss per common share -    $       (0.04)   $         (0.02)   $       (0.05)   $      (0.19)
basic and diluted
                              =============   ================   ==============   =============
                              =============   ================   ==============   =============

Weighted average common          9,150,000          3,861,000        8,902,000       3,073,000
shares - basic and diluted
                              =============   ================   ==============   =============
                              =============   ================   ==============   =============







   The accompanying notes are an integral part of these financial statements.



                                                     COMCAM, INC.
                                             (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Six months ended June 30, 2003 and 2002
                                                      (unaudited)
                                              2003                  2002              Cumulative
                                         ----------------      ---------------      ---------------
Cash flows from operating activities:
   Net loss                           $     (440,723)       $    (580,712)        $  (3,957,356)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation                                 2,041                    -                37,250
   Stock compensation expense                  90,000              370,000             1,236,872
   (Increase) decrease in:
     Accounts receivable                        5,584              (3,719)               (7,872)
      Other assets                                  -                  304               (7,438)
   Increase (decrease) in:
     Accounts payable                         285,007               63,142               519,140
     Accrued expenses                           5,796                (190)                17,180
                                         ----------------      ---------------      ---------------
   Net cash used in operating                (52,295)            (151,175)           (2,162,224)
   activities
                                         ----------------      ---------------      ---------------

Cash flows from investing activities:
   Purchase of property and equipment               -                    -              (41,457)
                                         ----------------      ---------------      ---------------
   Net cash used in investing                       -                    -              (41,457)
   activities
                                         ----------------      ---------------      ---------------
Cash flows from financing activities:
   Issuance of common stock                     2,000              225,000             1,855,273
   Proceeds from reverse acquisition                -                    -                36,338
   Proceeds from notes payable                 51,000             (75,000)               316,552
                                         ----------------      ---------------      ---------------
   Net cash provided by financing              53,000              150,000             2,208,163
   activities
                                         ----------------      ---------------      ---------------
Change in cumulative foreign currency         (2,893)                2,262               (1,225)
translation adjustment
                                         ----------------      ---------------      ---------------
   Net increase (decrease) in cash            (2,188)                1,087                 3,257

Cash, beginning of period                       5,445               38,419                     -
                                         ----------------      ---------------      ---------------
 Cash, end of period                            3,257               39,506                 3,257
                                         ----------------      ---------------      ---------------

   The accompanying notes are an integral part of these financial statements.




                                  COMCAM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 and 2002


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

Note 3 - Going Concern

As of June 30, 2003, the Company's revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 4 - Cash Flows

During the quarter ended March 31, 2003, the Company issued 244,000 shares of common stock in exchange for $75,000 of notes payable, approximately $40,000 in accounts payable, and approximately $6,970 in accrued expenses.

During the quarter ended June 30, 2003, the Company issued 1,000,000 shares of common stock to its President and CEO in consideration of services rendered to the Company.

During the quarter ended June 30, 2003, the Company issued 1,172,511 shares of common stock in exchange for $268,719 of accounts payable and $72,000 of notes payable.



Item 2.  Management's Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company's fiscal year end is December 31.

General

During the period ended June 30, 2003, the Company has been engaged in the development, manufacture, and sale of the Company's compression technology that enables the transmission of video and other data in real time over low bandwidth wireless and traditional networks.

Results of Operations

Sales

Sales for the three months ended June 30, 2003 decreased to $7,795 from $68,376 for the three month period ended June 30, 2002, a decrease of 89%. Sales for the six months ended June 30, 2003 decreased to $51,867 from $92,927 for the six month period ended June 30, 2002, a decrease of 44%. The decrease in revenues over the three and six month periods is primarily attributable to the Company's inability to fund the manufacturing of the Company's product in order to generate sales revenue. Unless substantial funding is secured in the near term, the Company anticipates that revenues will continue to decrease as it remains unable to service customers with Company products.

Losses

Net losses for the three months ended June 30, 2003 increased to $332,119 from $74,974 for the three month period ended June 30, 2002, an increase of 343%. Net losses for the six months ended June 30, 2003 decreased to $440,723 from $580,712 for the six month period ended June 30, 2002, a decrease of 24%. Net losses for the three month period increased due to decreased revenues, increased spending on research and development and stock compensation expenses. Net losses for the six month period decreased due to the decrease in stock compensation expenses related to the issuance of common stock for services. The Company expects to continue to incur losses through the year ended 2003.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2003 increased to $113,735 from $64,268 for the three month period ended June
30, 2002, an increase of 77%. Selling, general and administrative expenses for the six months ended June 30, 2003 increased to $192,950 from $148,839, for the six month period ended June 30, 2002, an increase of 30%. The increase in selling general and administrative expenses over the three and six month periods can be attributed to increased personnel costs. The Company expects that selling, general and administrative expenses will remain relatively constant through the year ended 2003.






Research and development expenses for the three months ended June 30, 2003 increased to $136,182 from $79,102 for the three month period ended June 30, 2002, an increase of 72%. Research and development expenses for the six months ended June 30, 2003 increased to $209,645 from $154,820 for the six month period ended June 30, 2002, an increase of 35%. The increase research and development expenses can be attributed to an increased focus on developing new Company products to attract capital investment. The Company expects to increase research and development expenses should new capital become available.

Stock compensation expenses for the three months ended June 30, 2003 increased to $90,000 from $0 in the three month period ended June 30, 2002. Stock compensation expenses for the six months ended June 30, 2003 decreased to $90,000 from $370,000 in the six month period ended June 30, 2002. The general decrease in stock compensation expense over the three and six month periods is the result of management's intention to rely on revenue and funding to provide the capital to expand the Company's operations rather than rely on stock based compensation. The Company expects to maintain a reduced reliance on stock based compensation should new capital become available.

Depreciation and amortization expenses for the six months ended June 30, 2003 and June 30, 2002 were $2,041 and $0 respectively.

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

Liquidity and Capital Resources

Historically, the Company has expended significant resources on research and development. The trend is likely to continue as the Company seeks to improve upon existing products and develop new products. The Company does not anticipate a significant increase in sales until such time as it obtains sufficient capital to fund the manufacturing of the Company's product in order to generate revenue.
Therefore the Company expects the trend towards using cash in operating activities to continue through 2003.

Cash flow used in operations was $52,295 for the six months ended June 30, 2003, as compared to cash flow used in operations of $151,175 for the six months ended
June 30, 2002. Negative cash flows from operating activities are primarily attributable to continuing losses incurred from operations over the period.

Cash flow generated from financing activities was $53,000 for the three months ended June 30, 2003 and $150,000 for the six months ended June 30, 2002. The cash flows from financing activities resulted from a private placement and proceeds from notes payable.

The Company has funded its cash needs from inception through June 30, 2003 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since there is currently only a limited revenue stream, the Company expects that it will require new debt or equity transactions to satisfy cash needs over the next twelve months.





Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the six months ended June 30, 2003 or 2002.

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

PART II

ITEM 2.  CHANGE IN SECURITIES

On May 14, 2003, the Company authorized the issuance of 4,000 shares of restricted common stock to New York Custom Van, Inc. in exchange for cash consideration of $2,000 relying on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

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

On May 15, 2003, the Company authorized the issuance of 194,107 shares of restricted common stock valued at $0.50 to Shafiq Nazerali in settlement of services provided in 2001 through 2003 pursuant to the terms of a debt settlement agreement that satisfied debt in the amount of $97,053.31, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act"), as amended.

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

On May 15, 2003, the Company authorized the issuance of 161,691 shares of restricted common stock valued at $0.50 to Shafiq Nazerali in settlement of loans provided in 2002 and 2003 pursuant to the terms of a debt settlement agreement that satisfied debt in the amount of $80,845.26, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act.

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

On May 15, 2003, the Company authorized the issuance of 36,442 shares of restricted common stock valued at $0.50 to the Cedarwoods Group, an entity controlled by Ross Wilmot, one of the Company's directors, in settlement of services provided in 2002 and 2003 pursuant to the terms of a debt settlement agreement that satisfied debt in the amount of $18,220.99, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.








The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On May 20, 2003, the Company authorized the issuance of 76,148 shares of restricted common stock valued at $0.50 to Zmax Capital Corp. in settlement of services provided in 2001 through 2003 pursuant to the terms of a debt settlement agreement that satisfied debt in the amount of $38,074.17, relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company's stock for debt setlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to buyers who were outside the United States at the time the buy orders originated, and ensuring that each person is a non-U.S. person with an address in a foreign country.

On May 20, 2002, the Company authorized the issuance of 158,483 shares of restricted common stock valued at $0.50 to Zmax Capital Corp. in settlement of loans provided and expenses paid on behalf of the Company in 2001 through 2003 pursuant to the terms of a debt settlement agreement that satisfied debt in the amount of $79,241.71, relying on exemptions provided by Regulation S and Section
4(2) of the Securities Act.

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

On June 30, 2003, the Company authorized the issuance of 1,000,000 shares of restricted common stock valued at $0.09 to Don Gilbreath consideration of services rendered to the Company in 2002 and 2003 relying on exemptions provided by Section 4(2) of the Securities Act.

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





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  Exhibits required to be attached by Item 601 of Regulation
         --------
         S-B are listed in the Index to Exhibits on page 16 of
         this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of August, 2003.




ComCam, Inc.



/s/ Don Gilbreath
-----------------
Don Gilbreath
President, Chief Financial Officer and Director




                                  CERTIFICATION

I, Don Gilbreath, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003                                /s/ Don Gilbreath
                                                     ------------------
                                                     Don Gilbreath
                                    President, Chief Financial Officer, and Director





                                INDEX TO EXHIBITS

EXHIBIT  PAGE
NO.               NO.               DESCRIPTION

3(i)(a)          *         Certificate of Incorporation dated December 5, 1997
                           (incorporated by reference to the Form 10-SB filed on
                           September 20, 1999).
3(i)(b)          *         Amendment to Certificate of Incorporation dated
                           February 28, 1998 (incorporated by reference to the
                           Form 10-SB filed on September 20, 1999).
3(i)(c)          *         Amendment to Certificate of Incorporation dated
                           March 15, 1998 (incorporated by reference to the Form
                           10-SB filed on September 20, 1999).
3(i)(d)          *         Amendment to Certificate of Incorporation dated
                           June 3, 2002 (incorporated by reference to the Form
                           10-KSB/A filed on August 8, 2002).
3(ii)            *         Bylaws (incorporated by reference to the Form 10-SB filed on September
                           20, 1999).
10(i)            *         Stock exchange agreement between the Company and ComCam International
                           Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed
                           September 18, 2002).
10(ii)           *         Debt settlement agreement between the Company and First Capital Invest Corp. dated March 4, 2003.
10(iii)          17        Debt settlement agreement between the Company and Shafiq Nazerali dated May 15, 2003.
10(iv)           18        Debt settlement agreement between the Company and Shafiq Nazerali dated May 15, 2003.
10(v)            19        Debt settlement agreement between the Company and Zmax Capital Corp. dated May 20, 2003.
10(vi)           20        Debt settlement agreement between the Company and Zmax Capital Corp. dated May 20, 2003.
99.1             21        Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

















EXHIBIT 10(iii)
                            DEBT SETTLEMENT AGREEMENT

Agreement made on May 15, 2003 between Shafiq Nazerali with offices located at General Guisan - Quai 36, CH-8002 Zurich, Switzerland, referred to as Creditor and ComCam, Inc. with offices located at 1140 McDermott Drive, Suite 200, West
Chester, Pennsylvania 19380 referred to as Debtor.

                                   SECTION ONE
                     ACKNOWLEDGEMENT OF EXISTING OBLIGATION

The parties acknowledge that Debtor is at present indebted to Creditor in the sum of $97,053.31 due as the result of consulting services rendered.

                                   SECTION TWO
                    AGREEMENT FOR DIFFERENT METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with terms and provisions different from, and in substitution of, the terms and obligations for payment for same contained in the original consulting agreement as described in Section One above.

                                  SECTION THREE
                                  CONSIDERATION

In consideration of the mutual promises contained in this Agreement, Debtor and Creditor agree as follows:

a. Method of Payment: Debtor agrees to pay to Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, 194,107 shares of Debtor's common stock, valued at $0.50 a share, as consideration for monies owed to Creditor as a result of consulting services provided by Creditor to Debtor.

 b. Satisfaction: On execution of this Agreement and Debtor's board of directors resolution authorizing the issuance of 194,107 shares of Debtor's common stock to Creditor provided for in Section Three (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, above, will be forever cancelled and discharged.

In witness whereof, the parties have executed this Agreement in Vancouver, British Columbia on the date first mentioned above.

ComCam, Inc.

/s/ Don Gilbreath
By: Don Gilbreath, President


Shafiq Nazerali

/s/ Shafiq Nazerali


EXHIBIT 10(iv)
                            DEBT SETTLEMENT AGREEMENT

Agreement made on May 15, 2003 between Shafiq Nazerali with offices located at General Guisan - Quai 36, CH-8002 Zurich, Switzerland, referred to as Creditor and ComCam, Inc. with offices located at 1140 McDermott Drive, Suite 200, West
Chester, Pennsylvania 19380 referred to as Debtor.

                                   SECTION ONE
                     ACKNOWLEDGEMENT OF EXISTING OBLIGATION

The parties acknowledge that Debtor is at present indebted to Creditor in the sum of $80,845.26 due as the result of loans made to Debtor and expenses paid on behalf of Debtor.

                                   SECTION TWO
                    AGREEMENT FOR DIFFERENT METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with terms and provisions different from, and in substitution of, the terms and obligations for payment for same contained in the original loan obligations as described in Section One above.

                                  SECTION THREE
                                  CONSIDERATION

In consideration of the mutual promises contained in this Agreement, Debtor and Creditor agree as follows:

c. Method of Payment: Debtor agrees to pay to Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, 161,691 shares of Debtor's common stock, valued at $0.50 a share, as consideration for monies owed to Creditor as a result of loans provided by Creditor to Debtor and the payment of expenses on behalf of Debtor.

 d. Satisfaction: On execution of this Agreement and Debtor's board of directors resolution authorizing the issuance of 161,691 shares of Debtor's common stock to Creditor provided for in Section Three (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, above, will be forever cancelled and discharged.

In witness whereof, the parties have executed this Agreement in Vancouver, British Columbia on the date first mentioned above.

ComCam, Inc.

/s/ Don Gilbreath
By: Don Gilbreath, President


Shafiq Nazerali

/s/ Shafiq Nazerali
Shafiq Nazerali






EXHIBIT 10(v)
                            DEBT SETTLEMENT AGREEMENT

Agreement made on May 20, 2003 between Zmax Capital Corp. with offices located at 1818-1177 West Hastings Street, Vancouver, British Columbia V6E 2K3, referred to as Creditor and ComCam, Inc. with offices located at 1140 McDermott Drive, Suite 200, West Chester, Pennsylvania 19380 referred to as Debtor.

                                   SECTION ONE
                     ACKNOWLEDGEMENT OF EXISTING OBLIGATION

The parties acknowledge that Debtor is at present indebted to Creditor in the sum of $79,241.71 due for loans made to Debtor and the payment of expenses on behalf of Debtor in 2001, 2002 and 2003.

                                   SECTION TWO
                    AGREEMENT FOR DIFFERENT METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with terms an provisions different from, and in substitution of, the terms and obligations for payment for same contained in the original loan obligations as described in Section One above.

                                  SECTION THREE
                                  CONSIDERATION

In consideration of the mutual promises contained in this Agreement, Debtor and Creditor agree as follows:

e. Method of Payment: Debtor agrees to pay to Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, 158,483 shares of Debtor's common stock, valued at $0.50 a share, as consideration for monies owed to Creditor as a result of loans provided by Creditor to Debtor and the payment of expenses on behalf of Debtor.

 f. Satisfaction: On execution of this Agreement and Debtor's board of directors resolution authorizing the issuance of 158,483 shares of Debtor's common stock to Creditor provided for in Section Three (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, above, will be forever cancelled and discharged.

In witness whereof, the parties have executed this Agreement in Vancouver, British Columbia on the date first mentioned above.

ComCam, Inc.

/s/ Don Gilbreath
By: Don Gilbreath, President


Zmax Capital Corp.

/s/ Holly Goring
By: Holly Goring, Corporate Secretary






EXHIBIT 10(vi)
                            DEBT SETTLEMENT AGREEMENT

Agreement made on May 20, 2003 between Zmax Capital Corp. with offices located at 1818-1177 West Hastings Street, Vancouver, British Columbia V6E 2K3, referred to as Creditor and ComCam, Inc. with offices located at 1140 McDermott Drive, Suite 200, West Chester, Pennsylvania 19380 referred to as Debtor.

                                   SECTION ONE
                     ACKNOWLEDGEMENT OF EXISTING OBLIGATION

The parties acknowledge that Debtor is at present indebted to Creditor in the sum of $38,074.17 due for office space provided to Debtor in 2001, 2002 and 2003.

                                   SECTION TWO
                    AGREEMENT FOR DIFFERENT METHOD OF PAYMENT

Debtor and Creditor desire and agree, to provide for the payment of the above-stated indebtedness in accordance with terms an provisions different from, and in substitution of, the terms and obligations for payment for same contained in the original office space obligations as described in Section One above.

                                  SECTION THREE
                                  CONSIDERATION

In consideration of the mutual promises contained in this Agreement, Debtor and Creditor agree as follows:

g. Method of Payment: Debtor agrees to pay to Creditor and Creditor agrees to accept from Debtor, in full satisfaction of the indebtedness described in Section One, above, 76,148 shares of Debtor's common stock, valued at $0.50 a share, as consideration for monies owed to Creditor as a result of office space provided by Creditor to Debtor.

 h. Satisfaction: On execution of this Agreement and Debtor's board of directors resolution authorizing the issuance of 76,148 shares of Debtor's common stock to Creditor provided for in Section Three (a) above, the original indebtedness of Debtor to Creditor, as described in Section One, above, will be forever cancelled and discharged.

In witness whereof, the parties have executed this Agreement in Vancouver, British Columbia on the date first mentioned above.

ComCam, Inc.

/s/ Don Gilbreath
By: Don Gilbreath, President


Zmax Capital Corp.

/s/ Holly Goring
By: Holly Goring, Corporate Secretary





EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of ComCam, Inc. (the "Company") on Form
10-QSB for the period ended June 30, 2003 as filed with the Securities and
Exchange Commission on the date hereof (the "Report), I, Don Gilbreath,
President, Chief Financial Officer, and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that:
      (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
           Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Don Gilbreath
 Don Gilbreath
 President, Chief Financial Officer, and Director

 August 11, 2003



