Form 10QSB
period 2003-09-30
COMCAM INC
filed 2003-11-18
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

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

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2003 was 11,022,771.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to ComCam, Inc., a Delaware corporation its subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

COMCAM, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

                                                                                  September 30              December 31,
                                                                                     2003                        2002
                                                                                   (Unaudited)               (audited)
                                                                                -------------------   -----------------

    ASSETS

Current assets:
   Cash                                                                       $              1,589 $             5,445
   Accounts receivable, net                                                                 22,613              13,456
                                                                                -------------------   -----------------
        Total current assets                                                                24,202              18,901

   Property and equipment, net                                                               3,233               6,248

   Other assets                                                                              7,438               7,348
                                                                                -------------------   -----------------
         Total assets                                                         $             34,873 $            32,587

                                                                                ===================   =================

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                           $            774,874 $           731,787
   Accrued expenses                                                                         13,111              11,384
   Notes payable                                                                           185,772             276,022

                                                                                -------------------   -----------------
         Total current liabilities                                                         973,757           1,019,193
                                                                                -------------------   -----------------

Commitments and contingencies:                                                                   -                   -

Stockholders' deficit:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares                    -                   -
    issued and outstanding
    Common stock, $.0001 par value; 30,000,000 shares authorized, 11,022,771                 1,102                 858
    shares issued and outstanding (2002 - 8,575,402)
    Additional paid-in capital                                                           3,084,927           2,527,501
    Accumulated comprehensive other income                                                 (1,217)               1,668
    Deficit accumulated during the development stage                                   (4,023,696)         (3,516,633)

                                                                                -------------------   -----------------
         Total stockholders' deficit                                                     (938,884)           (986,606)

                                                                                -------------------   -----------------

                                                                                -------------------   -----------------
         Total liabilities and stockholders' deficit                          $             34,873   $          32,587
                                                                                -------------------   -----------------
The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2003 and 2002
(unaudited)
                                 Three months ended September     Nine months ended September
                                              30,                             30,

                                     2003             2002            2003            2002          Cumulative

Revenues, net                 $         29,571  $        38,370  $      81,438   $     131,297  $         428,540

General and administrative              77,694          112,249        270,644         261,087          1,334,280
expenses

Research and development

expenses                                18,224           55,634        227,869         210,454          1,884,631

Stock compensation expense                   -          275,000         90,000         645,000          1,236,872

   Loss from operations               (66,347)        (404,513)      (507,075)       (985,244)        (4,027,243)

Interest income                              7               36             12              56              3,547

   Loss before provision for          (66,340)        (404,477)      (507,063)       (985,188)        (4,023,696)
   income taxes

Provision for income taxes                   -                -              -               -                  -

            Net loss          $       (66,340)  $     (404,477)  $   (507,063)   $   (985,188)  $     (4,023,696)

 Loss per common share -      $         (0.01)  $        (0.06)  $      (0.05)   $       (0.22
basic and diluted

Weighted average common             11,018,000        7,257,000      9,615,000       4,487,000
shares - basic and diluted
The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2003 and 2002

(unaudited)
                                              2003                  2002              Cumulative
                                         ----------------      ---------------      ---------------
Cash flows from operating activities:
   Net loss                           $        (507,063)      $     (985,188)      $   (4,023,696)
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation                                    3,015                    -               38,224
   Stock compensation expense                     90,000              645,000            1,236,872
   (Increase) decrease in:
     Accounts receivable                         (9,157)             (11,241)             (22,613)
      Other assets                                     -                    -              (7,438)
   Increase (decrease) in:
     Accounts payable                            354,787             (38,467)              588,920
     Accrued expenses                              8,697                  731               20,081
                                         ----------------      ---------------      ---------------
   Net cash used in operating                   (59,721)            (389,165)          (2,169,650)
   activities
                                         ----------------      ---------------      ---------------

Cash flows from investing activities:
   Purchase of property and equipment                  -                    -             (41,457)
                                         ----------------      ---------------      ---------------
   Net cash used in investing                          -                    -             (41,457)
   activities
                                         ----------------      ---------------      ---------------
Cash flows from financing activities:
   Issuance of common stock                        2,000              225,000            1,855,273
   Proceeds from reverse acquisition                   -                    -               36,338
   Proceeds from notes payable                    56,750              191,000              322,302
                                         ----------------      ---------------      ---------------
   Net cash provided by financing                 58,750              416,000            2,213,913
   activities
                                         ----------------      ---------------      ---------------
Change in cumulative foreign currency            (2,885)                1,301              (1,217)
translation adjustment
                                         ----------------      ---------------      ---------------
   Net increase (decrease) in cash               (3,856)               28,136                1,589

Cash, beginning of period                          5,445               38,419                    -
                                         ----------------      ---------------      ---------------
 Cash, end of period                               1,589               66,555                1,589
                                         ----------------      ---------------      ---------------
The accompanying notes are an integral part of these financial statments.

COMCAM, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year-ended December 31, 2002. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

As of September 30, 2003, the Company’s revenue generating activities are on a decline, and the Company has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development.  There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts will be successful.

Note 4 – Cash Flows

During the quarter ended March 31, 2003, the Company authorized the issuance of 244,000 shares of common stock in exchange for $75,000 of notes payable, approximately $40,000 in accounts payable, and approximately $6,970 in accrued expenses.

During the quarter ended June 30, 2003, the Company issued 1,000,000 shares of common stock to its President and CEO in consideration of services rendered to the Company.

During the quarter ended June 30, 2003, the Company issued 1,172,511 shares of common stock in exchange for $268,719 of accounts payable and $72,000 of notes payable.

During the quarter ended September 30, 2003, the Company issued 26,818 shares of common stock in exchange for $2,950 of accounts payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

General

During the period ended September 30, 2003, the Company has been engaged in the ongoing development, manufacture, and sale of its Internet Protocol (IP) remote control platform cameras, micro servers, associated software, and unique solutions. The Company has also assisted partner companies and government agencies in the development and proof-of-concept phase of new products and their deployment.

The Company continues to seek capital primarily for the production of its products to fill distribution channels. The Company has limited inventory which affects cash flow. Without production continuity, the Company can only build in small lots financed with customer deposits. The time to deliver products under a spot build scenario affects product desirability in many markets especially surveillance. Product financing has been the key missing component in the Company’s business plan. The Company has achieved many first to market product configurations ultimately hindered by lack of financing. The Company believes it is still in the forefront of many IP remote control video products and solutions with appeal in residential markets, commercial and government sectors.

Results of Operations

Sales

Sales for the three months ended September 30, 2003 decreased to $29,571 from $38,370 for the three month period ended September 30, 2002, a decrease of 23%. Sales for the nine months ended September 30, 2003 decreased to $81,438 from $131,297 for the nine month period ended September 30, 2002, a decrease of 38%. The decrease in revenues over the three and nine month periods is primarily attributable to the Company’s inability to fund the manufacturing of the Company’s product in order to generate sales revenue. Unless substantial funding is secured in the near term, the Company anticipates that revenues will continue to decrease as it remains unable to service customers with Company products.

Losses

Net losses for the three months ended September 30, 2003 decreased to $66,340 from $404,477 for the three month period ended September 30, 2002, a decrease of 84%. Net losses for the nine months ended September 30, 2003 decreased to $507,063 from $985,188 for the nine month period ended September 30, 2002, a decrease of 49%. Net losses for the three and nine month periods decreased due to decreased stock compensation expenses. The Company expects to continue to incur losses through the year ended 2003.

Expenses

Selling, general and administrative expenses for the three months ended September 30, 2003 decreased to $77,694 from $112,249 for the three month period ended September 30, 2002, a decrease of 31%. The decrease in selling, general and administrative expenses is a result of lower personnel costs. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased to $270,644 from $261,087, for the nine month period ended September 30, 2002, an increase of 4%. The Company expects that selling, general and administrative expenses will continue to decline through the year ended 2003.

Research and development expenses for the three months ended September 30, 2003 decreased to $18,224 from $55,634 for the three month period ended September 30, 2002, a decrease of 67%. Research and development expenses for the nine months ended September 30, 2003 increased to $227,869 from $210,454 for the nine month period ended September 30, 2002, an increase of 8%. The Company expects that research and development expenses will continue to decline unless anticipated Company products are able to attract additional capital investment. The Company expects to increase research and development expenses should such capital investment become available.

Stock compensation expenses for the three months ended September 30, 2003 decreased to $0 from $275,000 the three month period ended September 30, 2002. Stock compensation expenses for the nine months ended September 30, 2003 decreased to $90,000 from $645,000 in the nine month period ended September 30, 2002. The general decrease in stock compensation expense over the three and nine month periods is the result of management’s intention to rely on revenue and funding to provide the capital to expand the Company’s operations rather than rely on stock based compensation. The Company expects to maintain a reduced reliance on stock based compensation should new capital become available.

Depreciation and amortization expenses for the nine months ended September 30, 2003 and September 30, 2002 were $3,015 and $0 respectively.

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

Liquidity and Capital Resources

Historically, the Company has expended significant resources on research and development. The trend is likely to continue as the Company seeks to improve upon existing products and develop new products. The Company does not anticipate a significant increase in sales until such time as it obtains sufficient capital to fund the manufacturing of the Company’s product in order to generate revenue. Therefore the Company expects the trend towards using cash in operating activities to continue through 2003.

Cash flow used in operations was $59,721 for the nine months ended September 30, 2003, as compared to cash flow used in operations of $389,165 for the nine months ended September 30, 2002. Negative cash flows from operating activities are primarily attributable to continuing losses incurred from operations over the period.

Cash flow generated from financing activities was $58,750 for the nine months ended September 30, 2003 and $416,000 for the nine months ended September 30, 2002. The cash flows from financing activities resulted from a private placement and proceeds from notes payable.

The Company has funded its cash needs from inception through September 30, 2003 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Since there is currently only a limited revenue stream, the Company expects that it will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the nine months ended September 30, 2003 or 2002.

During 2003 the Company expects to contract the manufacture of certain components of its products and therefore does not expect to recognize significant capital expenditures over the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2003.

COMCAM, INC.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer, Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(b)	*	Amendment to Certificate of Incorporation dated February 28, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(c)	*	Amendment to Certificate of Incorporation dated March 15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(d)	*	Amendment to Certificate of Incorporation dated June 3, 2002 (incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
10(i)	*	Stock exchange agreement between the Company and ComCam International Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed September 18, 2002).
10(ii)	*	Debt settlement agreement between the Company and First Capital Invest Corp. dated March 4, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iii)	*	Debt settlement agreement between the Company and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iv)	*	Debt settlement agreement between the Company and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(v)	*	Debt settlement agreement between the Company and Zmax Capital Corp. dated May 20, 2003(incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(vi)	*	Debt settlement agreement between the Company and Zmax Capital Corp. dated May 20, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.