Form 10KSB
period 2003-12-31
COMCAM INC
filed 2004-04-14
CIK 1057327

See accompanying notes to financial statements

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(b)	*	Amendment to Certificate of Incorporation dated February 28, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(c)	*	Amendment to Certificate of Incorporation dated March 15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(d)	*	Amendment to Certificate of Incorporation dated June 3, 2002 (incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
10(i)	*	Stock exchange agreement between the Company and ComCam International Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed September 18, 2002).
10(ii)	*	Debt settlement agreement between the Company and First Capital Invest Corp. dated March 4, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iii)	*	Debt settlement agreement between the Company and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iv)	*	Debt settlement agreement between the Company and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(v)	*	Debt settlement agreement between the Company and Zmax Capital Corp. dated May 20, 2003(incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(vi)	*	Debt settlement agreement between the Company and Zmax Capital Corp. dated May 20, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
14	Attached	Code of Ethics
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.