Form 10QSB
period 2004-03-31
COMCAM INC
filed 2004-05-24
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number: **1-15165**

COMCAM, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	**98-0208402**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes __**X**__ No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of May 24, 2004 was 17,919,894.

1

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

COMCAM, INC,

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS		March 31 2004 (Unaudited)	December 31 2003 (Audited)
Current assets:			
Cash and cash equivalents	$	50,735	6,585
Accounts receivable, net		19,277	6,650
Total current assets		70,012	13,235
Property and equipment, net		2,014	2,382
Other assets		4,106	4,106
Total assets	$	76,132	19,723
LIABILITIES AND STOCKHOLDERS' DEFICIT			
Current liabilities:			
Accounts payable	$	932,556	860,630
Accrued expenses		20,438	17,513
Related party payable		19,750	11,750
Notes payable		190,171	210,022
Total current liabilities		1,162,915	1,099,915
Commitments and contingencies			
Stockholders' deficit:			
Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-
Common stock, $.0001 par value; 30,000,000 shares authorized, 13,727,771 and 11,047,771 shares issued and outstanding, respectively		1,373	1,105
Additional paid-in capital		3,219,256	3,086,924
Accumulated comprehensive other income		(1,388)	(1,676)
Deficit accumulated during the development stage		(4,306,024)	(4,166,545)
Total stockholder's deficit		(1,086,783)	(1,080,192)
Total liabilities and stockholders' deficit	$	76,132	19,723

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Cumulative Amounts
Revenues, net	$ 26,316	44,072	464,878
General and administrative expenses	95,882	79,215	2,801,159
Research and development expenses	69,915	73,463	1,973,282
	165,797	152,678	4,774,441
Loss from operations	(139,481)	(108,606)	(4,309,563)
Interest income	2	2	3,539
Loss before provision for income taxes	(139,479)	(108,604)	(4,306,024)
Provision for income taxes	-	-	-
Net loss	$ (139,479)	(108,604)	(4,306,024)
Loss per common share - basic and diluted	$ (.01)	(.01)	
Weighted average common shares - basic and diluted	11,256,000	8,651,000	

The accompanying notes are an integral part of these financial statements

COMCAM, INC,

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three Months Ended March 31,		Cumulative
		2004	2003	Amounts
Cash Flows from operating activities:				
Net loss	$	(139,479)	(108,604)	(4,306,024)
Adjustments to reconcile net loss to net cash used in operating activities:				
Depreciation		368	1,067	39,443
Stock compensation expense		-	-	1,236,872
(Increase) decrease in:				
Accounts receivable		(12,627)	(15,243)	(19,277)
Other assets		-	-	(4,106)
Increase (decrease) in:				
Accounts payable		71,926	70,823	781,572
Accrued expenses		2,925	2,898	20,438
Related party payable		8,000	-	65,750
Net cash used in operating activities		(68,887)	(49,059)	(2,185,332)
Cash flows from investing activities:				
Purchase of property and equipment		-	-	(41,457)
Net cash used in investing activities		-	-	(41,457)
Cash flows from financing activities:				
Issuance of common stock		122,600	-	1,977,873
Proceeds from reverse acquisition		-	-	36,338
Increase (decrease) in notes payable		(9,851)	45,000	264,701
Net cash provided by financing activities		112,749	45,000	2,278,912
Change in cumulative foreign currency translation adjustment		288	3,823	(1,388)
Net increase (decrease) in cash		44,150	(236)	50,735
Cash, beginning of period		6,585	5,445	-
Cash, end of period	$	50,735	5,209	50,735

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year-ended December 31, 2003. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

As of March 31, 2004, the Company's revenue generating activities are on a decline, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts will be successful.

Note 4 – Supplemental Cash Flow Information

During the three months ended March 31, 2004, the Company issued common stock in exchange for a note payable of $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

During the period ended March 31, 2004, the Company was engaged in the ongoing development, manufacture, and sale of its Internet Protocol (IP) remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions to industry, military, and homeland security sectors.

Despite management's efforts, the Company continues to seek capital primarily for the manufacture of its products to fill distribution channels. The Company's limited inventory affects cash flow. Due to insufficient capital, the Company is unable to secure production continuity, and therefore can only build in small lots financed with customer deposits. The time involved in delivering products under a spot build scenario affects product desirability which is keenly recognized in the surveillance market. The inability to finance the manufacture of its products remains the most significant impediment to the successful implementation of the Company's business plan. The Company has achieved many first to market product configurations which have ultimately fallen behind competitive products due to the unavailability of sufficient funding to properly effect an introduction to market. However, the Company believes it is still at the forefront of many IP remote control video products and solutions with broad based appeal in residential, commercial and government markets.

Results of Operations

Sales

Sales for the three month period ended March 31, 2004 decreased to $26,316 from $44,072 for the three month period ended March 31, 2003, a decrease of 40%. The decrease in sales is primarily attributable to the Company's inability to procure adequate manufacturing capacity to produce new units for sale. The Company anticipates that sales will continue to decrease over future periods unless management is able to raise capital sufficient to ensure the manufacture of its products through third party manufacturers.

Losses

Net losses for the three month period ended March 31, 2004 increased to $139,479 from $108,604 for the for the three month period ended March 31, 2003, an increase of 28%. The increase in losses is attributable to the decrease in sales and an increase in general and administrative expenses over the comparative periods. The Company expects to continue to incur losses through the year ended 2004.

Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2004 increased to $95,882 from $79,215 for the three month period ended March 31, 2003, an increase of 21%. The increase in selling, general and administrative expenses is attributable to an increase in administrative costs over the comparative periods. The Company expects that selling, general and administrative expenses will remain relatively consistent over future periods.

Research and development expenses for the three month period ended March 31, 2004 decreased to $69,915 from $73,463 for the three month period ended March 31, 2003, a decrease of 5%. The Company attributes the decrease in research and developments expenses to the lack of funding available to allocate to research and development. Management expects to increase research and development expenses in future periods in the event that sufficient capital becomes available.

Stock compensation expenses were $0 for the three month period ended March 31, 2004, as compared to stock compensation expenses of $0 for the three month period ended March 31, 2003.

Depreciation expenses for the three month periods ended March 31, 2004 and March 31, 2003 were $368 and $1,067 respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. Further, the Company believes that it can offset any inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $68,887 for the three month period ended March 31, 2004, as compared to cash flow used in operations of $49,059 for the three month period ended March 31, 2003. The increase in cash flows used in operating activities is attributable to the decrease in sales over the comparative periods.

Cash flow generated from financing activities was $112,749 for the three month period ended March 31, 2004, as compared to cash flow generated from financing activities of $45,000 for the three month period ended March 31, 2003. The financing activities included loans and the issuance of common stock.

Cash flow generated from investing activities was $0 for the three month period ended March 31, 2004, as compared to cash flow generated from financing activities of $0 for the three month period ended March 31, 2003.

As of March 31, 2004, the Company had no significant assets and a working capital deficit of $1,092,903. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months. Management believes that the Company can realize the minimum anticipated needs of the Company's operations through at least the calendar year ending December 31, 2004 based upon the belief that sufficient funding can be obtained from public or private debt or equity placements or from major shareholders in the form of loans. However, there can be no assurances to that effect. Further, the Company's revenues are insufficient to fund operations and the Company has a substantial need for significant capital to build its business. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three month periods ended March 31, 2004 or 2003. Further, the Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

The Company expects to contract the manufacture of certain components of its products during 2004 and therefore does not expect to make any significant changes in the number of employees.

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $4,166,545 as of December 31, 2003. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company's securities; (iii) obtaining loans from shareholders as necessary, and (iv) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2003 and 2002 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements

Revenue Recognition

The Company generates revenue through the sale of its products to the private, commercial, industrial and governmental sectors of the security industry. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company’s business and acceptance of products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of March 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings were served by Moore Stephens Charter Accountants against the Company on May 7, 2004 in the New Castle County Court of Common Pleas, in the State of Delaware. The claim is for an amount of approximately $40,000 plus interest in connection with the Company's alleged failure to compensate Moore Stephens for accounting services rendered on behalf of Bullet Environmental Technologies, Inc. The Company is currently evaluating the merits of the Moore Stephens claim.

ITEM 2. CHANGES IN SECURITIES

On March 24, 2004 the Company authorized the issuance of 500,000 shares of common stock valued at $0.06 per share to J.T. Rivers for cash consideration of $22,000 plus debt settlement in the amount of $10,000 plus accrued interest of $600. The Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for cash and debt settlement; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 24, 2004 the Company authorized the issuance of 2,000,000 shares of common stock valued at $0.05 per share to Global ePoint, Inc. for cash consideration of $100,000. The Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for cash; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 24, 2004, the Company authorized the issuance of 180,000 shares of common stock valued at $0.06 per share to McKim & Company for finder's fee services rendered in connection with the private equity placement completed with Global ePoint, Inc. The Company relied on exemptions provided by Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for services rendered; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 24th day of May, 2004.

COMCAM, INC.

/s/ Don Gilbreath
Don Gilbreath
Chief Executive Officer, Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(b)	*	Amendment to Certificate of Incorporation dated February 28, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(c)	*	Amendment to Certificate of Incorporation dated March 15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(d)	*	Amendment to Certificate of Incorporation dated June 3, 2002 (incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
10(i)	*	Stock exchange agreement between the Company and ComCam International Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed September 18, 2002).
10(ii)	*	Debt settlement agreement between the Company and First Capital Invest Corp. dated March 4, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iii)	*	Debt settlement agreement between the Company and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iv)	*	Debt settlement agreement between the Company and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(v)	*	Debt settlement agreement between the Company and Zmax Capital Corp. dated May 20, 2003(incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(vi)	*	Debt settlement agreement between the Company and Zmax Capital Corp. dated May 20, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference to the Form 10KSB filed April 14, 2004).
31	Attached

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