Form 10KSB
period 2004-12-31
COMCAM INC
filed 2005-05-18
CIK 1057327

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(b)	*	Amendment to Certificate of Incorporation dated February 28, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(c)	*	Amendment to Certificate of Incorporation dated March 15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(d)	*	Amendment to Certificate of Incorporation dated June 3, 2002 (incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).
3(i)(e)	Attached	Amendment to the Certificate of Incorporation dated December 2, 2004.
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
4	*

Certificate of designation, number, powers, preferences and relative, participating optional, and other special rights and the qualifications, limitations, restrictions, and other distinguishing characteristics of Series A Preferred Stock of ComCam, Inc. (incorporated by reference to the Form 8-K dated January 13, 2005)

10(i)	*	Stock exchange agreement between ComCam and ComCam International Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed September 18, 2002).
10(ii)	*	Debt settlement agreement between ComCam and First Capital Invest Corp. dated March 4, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iii)	*	Debt settlement agreement between ComCam and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iv)	*	Debt settlement agreement between ComCam and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(v)	*	Debt settlement agreement between ComCam and Zmax Capital Corp. dated May 20, 2003(incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(vi)	*	Debt settlement agreement between ComCam and Zmax Capital Corp. dated May 20, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
14	Attached	Code of Ethics adopted March 1, 2004
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(i)	Attached	Audit Committee Charter adopted January 26, 2005.
99(ii)	Attached	Investment Committee Charter adopted January 26, 2005.