Form 10KSB/A
period 2004-12-31
COMCAM INC
filed 2005-05-19
CIK 1057327

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

10(i)	*	Stock exchange agreement between ComCam and ComCam International Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed September 18, 2002).
10(ii)	*	Debt settlement agreement between ComCam and First Capital Invest Corp. dated March 4, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iii)	*	Debt settlement agreement between ComCam and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iv)	*	Debt settlement agreement between ComCam and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(v)	*	Debt settlement agreement between ComCam and Zmax Capital Corp. dated May 20, 2003(incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(vi)	*	Debt settlement agreement between ComCam and Zmax Capital Corp. dated May 20, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
14	Attached	Code of Ethics adopted January 26, 2005
31	Attached

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