Form 10QSB
period 2005-03-31
COMCAM INC
filed 2005-05-23
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2005**.

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

Yes__**X**___ No

The number of outstanding shares of the registrant's common stock, $0.0001 par value (the only class of voting stock), as of May 20, 2005 was 27,280,634.

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

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

		March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS			
Current assets:			
Cash and cash equivalents	$	5,973	7,249
Accounts receivable, net		11,383	4,932
Total current assets		17,356	12,181
Property and equipment, net		911	911
Other assets		4,106	4,106
Total assets	$	22,373	17,198
LIABILITIES AND STOCKHOLDERS' DEFICIT			
Current liabilities:			
Accounts payable	$	332,235	299,605
Accrued expenses		26,250	26,250
Notes payable		281,000	260,000
Total current liabilities		639,485	585,855
Commitments and contingencies			
Stockholders' deficit:			
Preferred stock, $.0001 par value; 20,000,000 shares authorized, 9,581,500 shares issued and outstanding		958	-
Common stock, $.0001 par value; 750,000,000 shares authorized, 25,028,634 and 27,911,967 shares issued and outstanding, respectively		2,503	2,791
Additional paid-in capital		4,773,731	4,391,511
Deferred stock compensation		(137,033)	(188,208)
Deficit accumulated during the development stage		(5,257,271)	(4,774,751)
Total stockholder's deficit		(617,112)	(568,657)
Total liabilities and stockholders' deficit	$	22,373	17,198

The accompanying notes are an integral part of these financial statements

COMCAM, INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative Amounts
Revenues, net	$ 12,350	26,316	490,709
General and administrative expenses	458,406	95,882	3,782,822
Research and development expenses	36,464	69,915	2,071,427
	494,870	165,797	5,854,249
Loss from operations	(482,520)	(139,481)	(5,363,540)
Interest income	-	2	3,547
Loss before provision for income taxes	(482,520)	(139,479)	(5,359,993)
Provision for income taxes	-	-	-
Net loss before extraordinary item	(482,520)	(139,479)	(5,359,993)
Extraordinary item	-	-	102,722
Net loss	$ (482,520)	(139,479)	(5,257,271)
Loss per common share - basic and diluted	$ (.02)	(.01)	
Weighted average common shares - basic and diluted	24,471,000	11,256,000	

The accompanying notes are an integral part of these financial statements

COMCAM, INC,

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Cumulative Amounts
Cash Flows from operating activities:				
Net loss	$	(482,520)	(139,479)	(5,257,271)
Adjustments to reconcile net loss to net cash used in operating activities:				
Depreciation		-	368	40,546
Stock compensation expense		380,065	-	2,103,403
(Increase) decrease in:				
Accounts receivable		(6,451)	(12,627)	(11,383)
Other assets		-	-	(4,106)
Increase (decrease) in:				
Accounts payable		32,630	71,926	479,463
Accrued expenses		-	2,925	26,250
Related party payable		-	8,000	46,000
Net cash used in operating activities		(76,276)	(68,887)	(2,577,098)
Cash flows from investing activities:				
Purchase of property and equipment		-	-	(41,457)
Net cash used in investing activities		-	-	(41,457)
Cash flows from financing activities:				
Issuance of common stock		45,000	122,600	2,233,660
Proceeds from reverse acquisition		-	-	36,338
Increase (decrease) in notes payable		30,000	(9,851)	354,530
Net cash provided by financing activities		75,000	112,749	2,624,528
Net increase (decrease) in cash		(1,276)	43,862	5,973
Cash, beginning of period		7,249	6,585	-
Cash, end of period	$	5,973	50,447	5,973

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year-ended December 31, 2004. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

As of March 31, 2005, the Company's revenue generating activities are not in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts will be successful.

Note 4 – Supplemental Cash Flow Information

During the three months ended March 31, 2005, the Company:

- Issued 4,100,000 shares of Series A Preferred Stock in exchange for 4,100,000 shares of common stock.
- Issued 5,250,000 shares of Series A Preferred Stock in exchange for services valued at $315,000.
- Issued 231,500 shares of Series A Preferred Stock in exchange for 437,500 common stock options and 25,000 common stock warrants valued at $13,890.
- Issued 300,000 shares of common stock in exchange for notes payable of $9,000.

During the three months ended March 31, 2004, the Company issued common stock in exchange for a note payable of $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

During the period ended March 31, 2005, the Company, through its wholly owned subsidiary, ComCam International, Inc. ("ComCam International") was engaged in the ongoing development, manufacture, and sale of its Internet Protocol (IP) remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions to industry, military, and homeland security sectors.

On January 10, 2005, the Company elected to be regulated as a Business Development Company ("BDC") as outlined in the Investment Company Act of 1940 ("Investment Act") by filing a Form NT-54A with the Securities and Exchange Commission ("Commission"). A BDC is a publicly registered closed-end investment company that is regulated under the Investment Act, as conceived under the Small Business Incentive Act of 1980, to provide capital to small developing businesses in the United States ("U.S."). BDC's are required either to control the businesses in which an investment if provided or make available significant managerial assistance. A BDC is not intended to be a passive investment vehicle. Investments made by BDC's are restricted to qualifying assets, as that term is defined in the Investment Act, with at least seventy percent (70%) of a BDC's assets required to be securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and high quality debt instruments.

The Company and its subsidiary ComCam International, Inc. ("ComCam International") use Delaware Registry Ltd., 3511 Silverside Road, Suite 105, Wilmington, Delaware 19810, as their registered agent in the State of Delaware.

ComCam International is a leading provider of IP Networked Surveillance Security Solutions for Homeland Security, Government and Commercial markets. ComCam International has provided IP Surveillance and security solutions to the DOD, FBI and Navy for wireless command and control of video security applications. ComCam International's technology is found in underwater submersibles (ROV), in-air reconnaissance (UAV), and extreme remote applications deployed in some of the world's hot spots.

The global security market is a $127 billion a year business that is in the midst of a transformation from 1st-generation analog to 2nd-generation digital or software-based systems. Analog CCTV video camera technology connected to centralized control systems comprises the majority of 1st-generation video security applications.

The Lehman Brothers 2004 Security Industry Report estimates the CCTV replacement market will be $4 billion for 2005. The Lehman report also estimates that current analog CCTV video security systems are being replaced or enhanced by software based Internet Protocol platforms. IBM also estimates the current analog video security market transitioning to Digitally Networked Surveillance to be a $4.8 billion market by 2006.

ComCam International's mission is to be the world's leading provider of IP networked surveillance and security solutions. ComCam International believes its wireless software based IP platform can capture over $100 million in revenues of the video security transition and expansion market within four years.

ComCam International's IP (Internet Protocol) Surveillance Security Technology

The ComCam International IP platform is a hardware and software solution that integrates existing analog as well as next-generation IP surveillance and security applications.

ComCam International's products are solidly built, easy to integrate and rapid to deploy. They are being utilized in extreme settings by government agencies – and are user friendly enough and priced reasonably to reach residential markets.

ComCam International offers multiple software products under license and supports translations in seven languages. ComCam International continues to add additional features and sophisticated algorithms that are either internally created or developed under license from key providers. Intellectual protection for ComCam International and its third-party associates is paramount as products are sold and integrated worldwide. ComCam International believes that the current CCTV, access control, biometrics and communications markets are consolidating and that ComCam International's technology can be the "glue" that will make it the world leader.

Today, ComCam International believes that it does not have a direct competitor because of seven value positions:

1. **Flexibility**: Programmable behavior; new algorithms and accessories at the video or control source
2. **Video Features**: Distinct video compression advantage vs. mainstream 300-500% smaller than JPEG, more dynamic than MPEG.
3. **Physical Features**: Adaptive power consumption / small form factor
4. **Network Features**: Works on wireless networks, also low bandwidth networks
5. **Storage Features**: Local storage / network balance
6. **Software**: Strong user and developer suite of software
7. **Barriers to Competition**: Multidisciplinary R&D path, cross disciplinary deployment

Competitive landscape: The global market for fixed and mobile video security is undergoing a technology transformation as it shifts from analog to digital and from locally stored data to network connectivity. New digital based security applications integrated with video security systems are emerging; they include access control, biometric, RFID, chemical detection, seismic detection and analytic capabilities like algorithmic facial recognition. In 2004, 15 million video security cameras were sold in the USA market alone, but the trend is now moving toward security cameras being integrated with digital applications. The IP Network platform enables cameras and applications to be seamless integrated and controlled through software.

ComCam International: ComCam International maintains a compact sales force internally and builds revenues from sales of hardware, software, accessories, storage solutions, network time and one-invoice solutions. The technical and management team brings together over 150 man-years of related product development, marketing, and manufacturing experience. The team has worked together for 80 man-years, 35 man-years specifically on ComCam International projects.

Marketing: ComCam International sells to and through defense contractors, large system integrators, distributors, and specialty vertical channels. It enjoys international acceptance with security integrators, distributors and specialty product manufacturers in more then 40 countries. ComCam International is involved with multiple system trials in port security, border patrol, and neighborhood watch programs and is ready to deploy product in volume throughout the world.

Federal Sales: This includes initiating teaming agreements with defense contractors and joint ventures with minority owned 8A-approved Federal system-integrator firms; these firms are expected to account for upwards to 20% of the Federal subcontracts.

Distributor Network: In addition to ComCam International product stand-alone capability, the company looks to a distributor's existing line of CCTV, access control and communication products to show how ComCam International products enhance their line with new configuration sales possibilities. New distributors are added according to their IT expertise.

Vertical Marketing: The flexibility of the ComCam International platform specifically in command and control video lends itself to rapid integration with many third-party technologies. These technologies include access control, biometric, RFID, chemical detection, seismic detection. The ComCam International's suite of products and tools can extend the performance and functionality of many products, especially in the area of remote control with video. This is evident in various robotic design wins ComCam International has had with industry and government.

The Company aims to realize net cash flow in the near term from the operations of ComCam International, its sole portfolio company, by securing adequate manufacturing facilities for its products and expanding marketing efforts. The Company intends to provide ComCam International with additional financial and managerial assistance to secure manufacturing capacity and permit the continuation of research and development efforts to ensure that ComCam International products remain at the forefront of remote video and control products. The realization of net cash flows in the near term will require a significant increase in the ComCam International's revenues and a decrease in expenses.

Despite the Company's efforts, ComCam International is still burdened by an inability to fill distribution channels with its products due to manufacturing constraints. ComCam International's limited inventory affects cash flow. Due to insufficient capital, ComCam International is unable to secure production continuity, and therefore can only build in small lots financed with customer deposits. The time involved in delivering products under a spot build scenario affects product desirability which is keenly recognized in the surveillance market. The inability to finance the manufacture of its products remains the most significant impediment to the successful implementation of ComCam International's business plan.

The Company's longer term strategy is to acquire interests in other portfolio companies with technology and products that are complimentary to that held by ComCam International.

However, historically the Company has not been able to generate sufficient cash flow to sustain operations or fund necessary research and development. Therefore, there can be no assurance that an increase in sales of ComCam International products or any other sources of revenue will provide sufficient cash flows in the near term to sustain the Company's operations. Since the Company in the short term will be unable to generate sufficient cash flow from the sale of ComCam International's products to sustain its business it will seek financing through alternative sources such as the sale of its common stock. The Company can provide no assurance that such efforts, if necessary, would be successful.

The Company's business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. The Company's financial condition and results of operations depend primarily on revenue generated from the sale of ComCam International products and its ability to reduce administrative expenses. The Company has a limited history of generating revenue which cannot be viewed as an indication of growth and a historical record of incurring losses. Should the Company be unable to consistently generate revenue and reduce or stabilize expenses on a consolidated basis to the point where it can realize net cash flow, such failure will have an immediate impact on the its ability to continue its business operations.

Results of Operations

Sales

Sales for the three month period ended March 31, 2005 decreased to $12,350 from $26,316 for the three month period ended March 31, 2004, a decrease of 53%. The decrease in sales is primarily attributable to the ComCam International's inability to procure adequate manufacturing capacity to produce new units for sale. The Company anticipates that sales will continue to decrease over future periods unless the Company is able to provide ComCam International with sufficient capital to ensure the manufacture of its products through third party manufacturers.

Losses

Net losses for the three month period ended March 31, 2005 increased to $482,520 from $139,479 for the for the three month period ended March 31, 2004, an increase of 246%. The increase in losses is attributable to an increase in general and administrative expenses over the comparative periods. The Company expects to continue to incur losses through the year ended 2005.

Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2005 increased to $458,406 from $95,882 for the three month period ended March 31, 2004, an increase of 378%. The increase in selling, general and administrative expenses is attributable to an increase in administrative costs over the comparative periods. The Company expects that selling, general and administrative expenses will decline over future periods.

Research and development expenses for the three month period ended March 31, 2005 decreased to $36,464 from $69,915 for the three month period ended March 31, 2004, a decrease of 48%. The Company attributes the decrease in research and developments expenses to the lack of funding available to ComCam International for research and development. ComCam International expects to increase research and development expenses in future periods in the event that sufficient capital becomes available.

Stock compensation expenses were $380,065 for the three month period ended March 31, 2005, as compared to stock compensation expenses of $0 for the three month period ended March 31, 2004.

Depreciation expenses for the three month periods ended March 31, 2005 and March 31, 2004 were $0 and $368 respectively.

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

Liquidity and Capital Resources

Cash flow used in operations was $76,276 for the three month period ended March 31, 2005, as compared to cash flow used in operations of $68,887 for the three month period ended March 31, 2004. The increase in cash flows used in operating activities is attributable to the increase in net losses over the comparative periods.

Cash flow generated from financing activities was $75,000 for the three month period ended March 31, 2005, as compared to cash flow generated from financing activities of $112,749 for the three month period ended March 31, 2004. The financing activities included loans and the issuance of common stock.

Cash flow generated from investing activities was $0 for the three month period ended March 31, 2005, as compared to cash flow generated from investing activities of $0 for the three month period ended March 31, 2004.

As of March 31, 2005, the Company had no significant assets and a working capital deficit of $622,129. The Company will require new debt or equity transactions to satisfy cash needs over the next twelve months. Management believes that the Company can realize the minimum anticipated needs of the Company's operations through at least the calendar year ending December 31, 2005 based upon the belief that sufficient funding can be obtained from public or private debt or equity placements or from major shareholders in the form of loans. However, there can be no assurances to that effect. Further, the Company's revenues are insufficient to fund operations and the Company has a substantial need for significant capital to build its business. Should the Company be unable to obtain needed funds, it may be forced to curtail or cease its activities.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three month periods ended March 31, 2005 or 2004. Further, the Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

The Company expects that ComCam International will contract the manufacture of certain components of its products during 2005 and therefore does not expect to make any significant changes in the number of employees.

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of an accumulated deficit of $4,774,751 as of December 31, 2004. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company's securities; (iii) obtaining loans from shareholders as necessary, and (iv) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the years ended December 31, 2004 and 2003, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of March 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended March 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings were served by Moore Stephens Charter Accountants against the Company on May 7, 2004 in the New Castle County Court of Common Pleas, in the State of Delaware. The claim was for an amount of approximately $40,000 plus interest in connection with the Company's alleged failure to compensate Moore Stephens for accounting services rendered on behalf of Bullet Environmental Technologies, Inc. The Company was not in a position to respond to the claim and a default judgment was rendered against the company. The default judgment is in the amount of $42,500. The Company is the process of settling the amount of the default judgment.

ITEM 2. CHANGES IN SECURITIES

On January 7, 2005, the Company authorized the issuance of 8,000,000 shares of Series A Preferred stock to Don Gilbreath, an officer and director of the Company, in exchange for 4,000,000 shares of the Company's common stock which stock was cancelled and returned to the Company's authorized common stock share capital, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933 ("Securities Act"), as amended.

cancellation of common stock; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Company.

On January 7, 2005, the Company authorized the issuance of 200,000 shares of Series A Preferred stock to Robert Betty, a director of the Company, in exchange for 100,000 shares of the Company's common stock which stock was cancelled and returned to the Company's authorized common stock share capital, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was a director of the Company who was issued the Series A Preferred stock in exchange for the cancellation of common stock; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 12,500 shares of Series A Preferred stock to Dr. Bob Emmett, in exchange for the cancellation of 25,000 common stock purchase warrants, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for the cancellation of common stock purchase warrants; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 14,500 shares of Series A Preferred stock to Alfred Duncan, in exchange for the cancellation of 29,000 common stock purchase options, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for the cancellation of common stock purchase options; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 25,000 shares of Series A Preferred stock to David Rosen, in exchange for the cancellation of 50,000 common stock purchase options, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for the cancellation of common stock purchase options; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 25,000 shares of Series A Preferred stock to Louise Carroll, in exchange for the cancellation of 50,000 common stock purchase options, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for the cancellation of common stock purchase options; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 47,000 shares of Series A Preferred stock to Nicholas Largent, in exchange for the cancellation of 93,500 common stock purchase options, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for the cancellation of common stock purchase options; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 30,000 shares of Series A Preferred stock to Carolyn Scheppner, in exchange for the cancellation of 60,000 common stock purchase options, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for the cancellation of common stock purchase options; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 50,000 shares of Series A Preferred stock to Michael Rivers, in exchange for the cancellation of 100,000 common stock purchase options, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for the cancellation of common stock purchase options; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 17,500 shares of Series A Preferred stock to Andy Finkel, in exchange for the cancellation of 35,000 common stock purchase options, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for the cancellation of common stock purchase options; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 10,000 shares of Series A Preferred stock to Stephen Kreckman, in exchange for the cancellation of 20,000 common stock purchase options, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for the cancellation of common stock purchase options; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 200,000 shares of Series A Preferred stock to Nolan Bushnell, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 100,000 shares of Series A Preferred stock to Ruairidh Campbell, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 200,000 shares of Series A Preferred stock to Albert E. White, a director of Company, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was a director of the Company and was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 50,000 shares of Series A Preferred stock to Charlie Mark, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 50,000 shares of Series A Preferred stock to Fridoln Voegeli, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 50,000 shares of Series A Preferred stock to Ken Takehana, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 425,000 shares of Series A Preferred stock to Javelin Advisory Group, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 25,000 shares of Series A Preferred stock to Andrew Beyer, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 25,000 shares of Series A Preferred stock to Trisha Bollman, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 10,000 shares of Series A Preferred stock to Lisa Martinez, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

On January 7, 2005, the Company authorized the issuance of 15,000 shares of Series A Preferred stock to Kenneth Wiedrich, for services rendered, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Series A Preferred stock in exchange for services rendered; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 22 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of May, 2005.

COMCAM, INC.

/s/ Don Gilbreath
Don Gilbreath
Chief Executive Officer, Chief Financial Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(b)	*	Amendment to Certificate of Incorporation dated February 28, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(c)	*	Amendment to Certificate of Incorporation dated March 15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(d)	*	Amendment to Certificate of Incorporation dated June 3, 2002 (incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).
3(i)(e)	*	Amendment to the Certificate of Incorporation dated December 2, 2004 (incorporated by reference to the Form 10KSB/A filed on May 19, 2005).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
4	*

Certificate of designation, number, powers, preferences and relative, participating optional, and other special rights and the qualifications, limitations, restrictions, and other distinguishing characteristics of Series A Preferred Stock of ComCam, Inc. (incorporated by reference to the Form 8-K dated January 13, 2005)

10(i)	*	Stock exchange agreement between ComCam and ComCam International Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed September 18, 2002).
10(ii)	*	Debt settlement agreement between ComCam and First Capital Invest Corp. dated March 4, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iii)	*	Debt settlement agreement between ComCam and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(iv)	*	Debt settlement agreement between ComCam and Shafiq Nazerali dated May 15, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(v)	*	Debt settlement agreement between ComCam and Zmax Capital Corp. dated May 20, 2003(incorporated by reference to the Form 10-QSB filed August 14, 2003).
10(vi)	*	Debt settlement agreement between ComCam and Zmax Capital Corp. dated May 20, 2003 (incorporated by reference to the Form 10-QSB filed August 14, 2003).
14	*	Code of Ethics adopted January 26, 2004(incorporated by reference to the Form 10-K-SB/A filed May 19, 2005).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(i)	*	Audit Committee Charter adopted January 26, 2005 (incorporated by reference to the Form 10-KSB/A filed May 19, 2005).
99(ii)	*	Investment Committee Charter adopted January 26, 2005 (incorporated by reference to the Form 10-KSB/A filed May 19, 2005).

