Form 10QSB
period 2005-06-30
COMCAM INC
filed 2005-08-19
CIK 1057327

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                              FORM 10-QSB

(Mark One)
   [X]   Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange Act of 1934 for the  quarterly  period ended June 30,
         2005.

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

                                                            Yes X No _____

The number of outstanding  shares of the registrant's  common stock,  $0.0001 par value (the only class of voting stock),  as of August
18, 2005 was 28,328,634.

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

                                                 COMCAM, INC,
                                         (A Development Stage Company)
                                          CONSOLIDATED BALANCE SHEETS
                                                                                June 30,         December 31,
                                                                                  2005               2004
                                ASSETS                                        (Unaudited)          (Audited)
                                                                             ---------------    ----------------

Current assets:
  Cash and cash equivalents                                               $
                                                                                    860,894               7,249

  Accounts receivable, net                                                            3,416               4,932
                                                                             ---------------    ----------------
   Total current assets
                                                                                    864,310              12,181

  Property and equipment, net                                                           674                 911

  Other assets                                                                        4,106               4,106
                                                                             ---------------    ----------------
                                                                          $
   Total assets                                                                     869,090              17,198
                                                                             ===============    ================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
                                                                                                        299,605
  Accounts payable                                                        $         218,678

  Accrued expenses                                                                   15,558              26,250
                                                                                                        260,000
  Current portion of notes payable                                                  294,568
                                                                             ---------------    ----------------
                                                                                                        585,855
   Total current liabilities                                                        528,804
                                                                             ---------------    ----------------
Notes payable                                                                     1,100,000
                                                                                                              -
                                                                             ---------------    ----------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.0001 par value; 20,000,000 shares
           authorized, 9,581,500 shares issued and outstanding
                                                                                        958                   -
  Common stock, $.0001 par value; 750,000,000 shares
    authorized, 26,878,634 and 27,911,967 shares

    issued and outstanding, respectively                                              2,688               2,791
  Additional paid-in capital                                                      4,811,546           4,391,511
  Stock subscription receivable
                                                                                   (25,000)                   -
  Deferred stock compensation                                                     (137,033)           (188,208)
  Deficit accumulated during the development stage                              (5,412,873)         (4,774,751)
                                                                             ---------------    ----------------
   Total stockholder's deficit                                                    (759,714)           (568,657)
                                                                             ---------------    ----------------
   Total liabilities and stockholders' deficit                            $         869,090
                                                                                                         17,198
                                                                             ===============    ================
                              The accompanying notes are an integral part of these financial statements.

                                                                            COMCAM, INC.
                                                                   (A Development Stage Company)
                                                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     Three Months Ended                            Six Months Ended
                                                                          June 30,                                      June 30,                      Cumulative
                                                      ------------------------------------------------- ----------------------------------------
                                                              2005                     2004                    2005                  2004               Amounts
                                                      ---------------------    ---------------------    ------------------    ------------------   ------------------
Revenues, net                                      $                10,069                    2,251                22,419                28,567              500,778
                                                      ---------------------    ---------------------    ------------------    ------------------   ------------------

General and administrative expenses                                240,961                   44,131               699,367               140,013            4,023,783
Research and development expenses                                   23,784                  152,104                60,248               222,019            2,095,211
Gain on cancellation of debt                                      (99,005)                        -              (99,005)                     -             (99,005)
                                                      ---------------------    ---------------------    ------------------    ------------------   ------------------

                                                                   165,740                  196,235               660,610               362,032            6,019,989
                                                      ---------------------    ---------------------    ------------------    ------------------   ------------------
  Loss from operations                                           (155,671)                (193,984)             (638,191)             (333,465)          (5,519,211)

Interest income                                                         69                        4                    69                     6                3,616
                                                      ---------------------    ---------------------    ------------------    ------------------   ------------------

  Loss before provision for income taxes                         (155,602)                (193,980)             (638,122)             (333,459)          (5,515,595)

Provision for income taxes                                               -                        -                     -                     -                    -
                                                      ---------------------    ---------------------    ------------------    ------------------   ------------------

  Net loss before extraordinary item                             (155,602)                (193,980)             (638,122)             (333,459)          (5,515,595)

Extraordinary item                                                       -                        -                     -                     -              102,722
                                                      ---------------------    ---------------------    ------------------    ------------------   ------------------

   Net loss                                        $             (155,602)                (193,980)             (638,122)             (333,459)          (5,412,873)
                                                      =====================    =====================    ==================    ==================   ==================

Loss per common share -
  basic and diluted                                $                 (.01)                    (.01)                 (.02)                 (.02)
                                                      =====================    =====================    ==================    ==================

Weighted average common shares -
  basic and diluted                                             26,453,000               17,423,000            25,590,000            14,336,000
                                                      =====================    =====================    ==================    ==================

                              The accompanying notes are an integral part of these financial statements.

                                                   COMCAM, INC,
                                            (A Development Stage Company)
                                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,                    Cumulative
                                                               -----------------------------------
                                                                     2005               2004              Amounts
                                                               ----------------   ----------------    ----------------
Cash Flows from operating activities:
  Net loss                                                  $        (638,122)          (333,459)         (5,412,873)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation                                                            237                735              40,783
   Stock compensation expense                                          380,065             85,301           2,103,403
   Gain on cancellation of debt                                       (99,006)                  -            (99,006)
   (Increase) decrease in:
    Accounts receivable                                                  1,516            (8,278)             (3,416)
    Other assets                                                             -                  -             (4,106)
   Increase (decrease) in:
    Accounts payable                                                    18,079             61,818             464,912
    Accrued expenses                                                    15,876              3,017              42,126
    Related party payable                                                    -              8,000              46,000
                                                               ----------------   ----------------    ----------------

   Net cash used in operating activities                             (321,355)          (182,866)         (2,822,177)
                                                               ----------------   ----------------    ----------------

Cash flows from investing activities:
  Purchase of property and equipment                                         -                  -            (41,457)
                                                               ----------------   ----------------    ----------------

   Net cash used in investing activities                                     -                  -            (41,457)
                                                               ----------------   ----------------    ----------------

Cash flows from financing activities:
  Issuance of common stock                                              45,000            202,288           2,233,660
  Proceeds from reverse acquisition                                          -                  -              36,338
  Increase (decrease) in notes payable                               1,130,000            (9,851)           1,454,530
                                                               ----------------   ----------------    ----------------

   Net cash provided by financing activities                         1,175,000            192,437           3,724,528
                                                               ----------------   ----------------    ----------------

Change in cumulative foreign currency
  translation adjustment                                                     -                711
                                                               ----------------   ----------------    ----------------

  Net increase in cash                                                 853,645             10,282             860,894

Cash, beginning of period                                                7,249              6,585                   -
                                                               ----------------   ----------------    ----------------

Cash, end of period                                         $          860,894             16,867             860,894
                                                               ================   ================    ================

                              The accompanying notes are an integral part of these financial statements.

                                                             COMCAM, INC.
                                                     (A Development Stage Company)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                             June 30, 2005

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

Note 2 - Additional Footnotes Included By Reference

Except as indicated in these notes, there have been no other material changes in the information disclosed in the notes to the
financial statements included in the Company's Form 10-KSB for the year-ended December 31, 2004.   Therefore, those footnotes are
included herein by reference.

Note 3 - Going Concern

As of June 30, 2005, the Company's revenue generating activities are not in place and the Company has incurred losses since inception.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development.  There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts will be successful.

Note 4 - Supplemental Cash Flow Information

During the six months ended June 30, 2005, the Company:

o        Issued 4,100,000 shares of Series A Preferred Stock in exchange for 4,100,000 shares of common stock.

o        Issued 5,250,000 shares of Series A Preferred Stock in exchange for services valued at $315,000.

o        Issued 231,500 shares of Series A Preferred Stock in exchange for 437,500 common stock options and 25,000 common stock warrants valued at $13,890.

o        Issued 900,000 shares of common stock in exchange for notes payable of $22,000.

                                                             COMCAM, INC.
                                                     (A Development Stage Company)

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                             June 30, 2005

Note 4 - Supplemental Cash Flow Information (continued)

o        Issued 1,250,000 shares of common stock for a note receivable of $25,000.

o        Was released from accounts payable indebtedness totaling $99,006.

o        Reclassified $26,568 of accrued interest payable to notes payable.

During the six months ended June 30, 2004

o        The Company issued common stock in exchange for a note payable of $10,000.

o        The Company issued common stock in exchange for accounts payable of $338,857

Note 5 - Notes Payable

Notes payable consist of the following at December 31, 2004:

         Convertible unsecured note payable to ACC Investors, LLC,
         bearing interest at 8% and due on September 30, 2006.
         The note may be converted to common shares of ComCam
         International, Inc., at the option of the holder, based on certain terms related to outstanding shares and per share
         prices.                                                              $        1,100,000

         Unsecured note payable to Global Megatrend, bearing
         interest at 7.5% and due on August 30, 2005.                                    176,568

         Convertible unsecured notes payable to three unrelated
         individuals, bearing interest at 8%, and due on
         September 30, 2005.  The notes (all or part) may be
         converted, at the option of the holder, into common
         shares of the Company at 50% of the lowest closing
         bid price on the day of conversion.                                              93,000

                                                                  COMCAM, INC.
                                                     (A Development Stage Company)

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                             June 30, 2005

Note 5 - Notes Payable (continued)

         Convertible unsecured note payable to Robert Emmet,
         bearing interest at 6%, and due on demand.  The note
         may be converted into common shares of the Company
         at $.35 per share and contains a provision which allows
         the Company to call for the conversion at anytime.                               25,000

                                                                                       1,394,568

         Less current portion                                                           (294,568)

                                                                                  $    1,100,000

Note 6 - Subsequent Event

Subsequent to June 30, 2005, the Company issued 1,450,000 shares of common stock in exchange for notes payable of approximately
$56,000.  The notes payable were converted to common stock at per share prices of $.02 and $.05

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this registration statement. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company’s business and acceptance of products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

General

During the six month period ended June 30, 2005, the Company, through its wholly owned subsidiary ComCam International, Inc. (“ComCam International”), was engaged in the ongoing development, manufacture, and sale of its Internet Protocol (IP) remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

On June 22, 2005, ComCam International secured financing from ACC Partners Limited for $1.1 million to facilitate contract manufacturing of its key products and expand marketing efforts. ComCam International has issued purchase orders for a limited but scheduled delivery of its products with Strategic Manufacturing Technologies based in Pennsylvania and expects limited unit availability in the fourth quarter of 2005. The Company intends to provide ComCam International with additional financial and managerial assistance to secure increased manufacturing capacity and permit the continuation of research and development efforts to ensure that ComCam International products remain at the forefront of remote video and control products.

On January 10, 2005, the Company elected to be regulated as a Business Development Company (“BDC”) as outlined in the Investment Company Act of 1940 (“Investment Act”) by filing a Form NT-54A with the Securities and Exchange Commission (“Commission”). A BDC is a publicly registered closed-end investment company that is regulated under the Investment Act, as conceived under the Small Business Incentive Act of 1980, to provide capital to small developing businesses in the United States. BDC’s are required either to control the businesses or make available significant managerial assistance. A BDC is not intended to be a passive investment vehicle. Investments made by BDC’s are restricted to qualifying assets, as that term is defined in the Investment Act, with at least seventy percent (70%) of a BDC’s assets required to be securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and high quality debt instruments. ComCam International is the Company’s sole portfolio business.

ComCam International

ComCam International’s mission is to be a leading provider of IP (internet protocol) networked surveillance security solutions.

ComCam International provides next-generation remote video and control products, solutions and services to the growing global market for fixed and mobile security, as well as the transportation, process control and medical markets. ComCam International is a pioneering developer and provider of IP security solutions for homeland security, government and commercial markets.

ComCam International’s core technology is a computing platform complete with an operating system, firmware, software applications, and development tools. These products are the result of a multi-disciplinary research and development effort in embedded systems design optimized for video with internet protocol and input/output control with related software products.

The operating system is comprised of proprietary hardware and software products that together are programmable and can be reconfigured to integrate a wide variety of complementary applications. Advanced competitive features include: high performance, low-power consumption; proprietary, low bandwidth compression; encryption; motion-detection, access-control and other software capabilities; and multiple I/O ports. All products use a flexible viewer/recorder software engine that runs on PCs, PDAs and Cell Phones. The platform is a hardware and software solution that integrates existing analog and next-generation IP surveillance/security applications.

ComCam International’s hardware products are solidly built, easy to integrate and rapid to deploy. They are being utilized in extreme settings by government agencies but are user friendly and priced reasonably enough to reach residential markets. ComCam International’s multiple software products are under license, support translations in seven languages and are continually updated with additional features and sophisticated algorithms that are either internally created or developed under license from key providers.

ComCam International believes that the current closed circuit television (“CCTV”), access control, biometrics and communications markets are consolidating and that ComCam International’s technology can be the “glue” that will make it the world’s leading supplier of this technology.

Experience

The technical and management teams at ComCam International bring together over 150 man-years of related product development, marketing, and manufacturing experience. The team has worked together for 80 man-years, 35 man-years specifically on ComCam International projects. In addition, ComCam International maintains a compact sales force internally and builds revenues from sales of hardware, software, accessories, storage solutions, network time and one-invoice solutions.

Sales and Marketing

ComCam International has provided IP surveillance and security solutions to the DOD, FBI and Navy for wireless command and control of video security applications. ComCam International’s technology is found in underwater submersibles (ROVs), in-air reconnaissance (UAVs), and extreme remote applications deployed in some of the world’s hot spots.

ComCam International is currently seeking to strengthen their Federal sales. This includes initiating teaming agreements with defense contractors and joint ventures with minority owned 8A-approved Federal system-integrator firms; these firms are expected to account for upwards to 20% of the Federal subcontracts.

ComCam International sells to and through defense contractors, large system integrators, distributors, and specialty vertical channels. It enjoys international acceptance with security integrators, distributors and specialty product manufacturers in more than 40 countries. ComCam International is involved with multiple system trials in port security, border patrol, and neighborhood watch programs and is ready to deploy product in limited volume throughout the world.

ComCam International’s aim toward vertical marketing sales comes from the flexibility of the ComCam International platform, specifically in command and control video which lends itself to rapid integration with many third-party technologies. These technologies include access control, biometrics, RFID, chemical detection, and seismic detection. ComCam International’s suite of products and tools can extend the performance and functionality of many products, especially in the area of remote control with video. This is evident in various robotic design wins ComCam International has achieved with industry and government.

In addition to its product stand-alone capability, ComCam International is looking to distributors’ existing lines of CCTV, access control and communication products to show how ComCam International products can enhance their line with new configuration sales possibilities. New distributors are added according to their IT expertise.

The Market

The global security market is a $127 billion a year business that is in the midst of a transformation from first-generation analog to second-generation digital or software-based systems. Analog CCTV video camera technology connected to centralized control systems comprises the majority of first-generation video security applications. New digitally based security applications integrated with video security systems are emerging; they include access control, biometrics, RFID, chemical detection, seismic detection and analytic capabilities like algorithmic facial recognition. In 2004, 15 million video security cameras were sold in the U.S. market alone, but the trend is now moving toward security cameras being integrated with digital applications. The IP Network platform enables cameras and applications to be seamlessly integrated and controlled through software.

The Lehman Brothers 2004 Security Industry Report estimates the CCTV replacement market to second-generation systems will be $4 billion for 2005. The Lehman report also estimates that current analog CCTV video security systems are being replaced or enhanced by software based IP platforms. IBM estimates the current analog video security market transitioning to Digitally Networked Surveillance to be a $4.8 billion market by 2006.

Competition

ComCam International believes that it does not currently have a direct competitor because of seven value positions:

1.     Flexibility: Programmable behavior: new algorithms and accessories at the video or control source.

2.     Video Features: Distinct video compression advantage vs. mainstream, 300-500% smaller than JPEG, more dynamic than MPEG. 3. Physical Features: Adaptive power consumption / small form factor. 4. Network Features: Works on wireless and low bandwidth networks.

5.     Storage Features: Local storage / network balance. 6. Software: Strong user and developer suite of software.

7.     Barriers to Competition: Multidisciplinary R&D path, cross disciplinary deployment.

Strategy

Further financing will also allow ComCam International to renew numerous domestic and international sales opportunities:

o System integrator and distributors re-introductions worldwide. o Homeland security initiatives with defense contractors. o Train infrastructure opportunities USA, Europe and Japan o Tele-medical trial in USA and Europe.

The Company aims to realize net cash flow in the near term from the operations of ComCam International by securing adequate third-party manufacturing for its products and expanding marketing efforts. The realization of net cash flows in the near term will require the fruition of manufacturing efforts, a significant increase in ComCam International’s revenues and strict expense control.

Historically, the Company has not been able to generate sufficient cash flow to sustain operations or fund necessary research and development. Therefore, there can be no assurance that an increase in sales of ComCam International products or any other sources of revenue will provide sufficient cash flows in the near term to sustain the Company’s operations. Since the Company, in the short term, will be unable to generate sufficient cash flow from the sale of ComCam International’s products to sustain its business, it must rely upon loans and will continue to seek financing from alternative sources such as the sale of its common stock. The Company can provide no assurance that such efforts, if necessary, would be successful.

The Company’s long-term strategy is to acquire interests in other portfolio companies with technology and products that are complementary to those held by ComCam International.

The Company’s business development strategy is prone to significant risks and uncertainties that can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. The Company’s future financial condition and results of operations will depend primarily on revenue generated from the sale of ComCam International products, the realization of additional debt or equity funding and a reduction of administrative expenses. The Company has a limited history of generating revenue, which cannot be viewed as an indication of future revenue, and a historical record of incurring losses. Should the Company be unable to consistently generate revenue and reduce expenses to the point where it can realize net cash flow, such failure will have an immediate impact on its ability to continue its business operations.

Results of Operations

Sales

Sales for the three month period ended June 30, 2005 increased to $10,069 from $2,251 for the three month period ended June 30, 2004, an increase of 347%. Sales for the six month period ended June 30, 2005 decreased to $22,419 from $28,567 for the six month period ended June 30, 2004, a decrease of 22%. The decrease in sales over the six month period is primarily attributable to the ComCam International’s inability to produce new product units for sale which has resulted in decreased sales. The Company anticipates that sales will increase over future periods due to recent financing arrangements which have provided ComCam International with the capital required to restart the manufacture its products through third party manufacturers.

Losses

Net losses for the three month period ended June 30, 2005 decreased to $155,602 from $193,980 for the three month period ended June 30, 2004, an decrease of 20%. Net losses for the six month period ended June 30, 2005 increased to $638,122 from $333,459 for the for the six month period ended June 30, 2004, an increase of 91%. The decrease in net losses for the three month period is attributable to a decrease in research and development expenses and a gain on the cancellation of debt. The increase in losses over the comparative six month periods is attributable to an increase in general and administrative expenses. The Company expects to continue to incur losses through the year ended 2005 but believes it may begin to realize gains as manufacturing capacity leads to increased sales.

Expenses

General and administrative expenses for the three month period ended June 30, 2005 increased to $240,961 from $44,131 for the three month period ended June 30, 2004, an increase of 446%. General and administrative expenses for the six month period ended June 30, 2005 increased to $699,367 from $140,013 for the six month period ended June 30, 2004, an increase of 400%. The increase in selling, general and administrative expenses over the comparative three and six month periods is attributable to an increase in personnel costs, professional fees, accounting expenses, default judgment settlement and costs attendant to financing activities. The Company expects that selling, general and administrative expenses will decline as a percentage of sales over future periods.

Research and development expenses for the three month period ended June 30, 2005 decreased to $23,784 from $152,104 for the three month period ended June 30, 2004, a decrease of 84%. Research and development expenses for the six month period ended June 30, 2005 decreased to $60,248 from $222,019 for the six month period ended June 30, 2004, a decrease of 73%. The Company attributes the decrease in research and developments expenses over the comparative three and six month periods to a lack of funding available for research and development. The Company expects to increase research and development expenses in the near term as capital becomes available for these purposes.

Depreciation expenses for the six month periods ended June 30, 2005 and June 30, 2004 were $237 and $735 respectively.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating losses carry forwards consist of approximately $5,000,000, which begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. Further, the Company believes that it can offset any inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $321,355 for the six month period ended June 30, 2005, as compared to cash flow used in operations of $182,866 for the six month period ended June 30, 2004. The increase in cash flows used in operating activities can be attributed to the increase in net losses and stock compensation expenses over the comparative periods.

Cash flow generated from financing activities was $1,175,000 for the six month period ended June 30, 2005, as compared to cash flow generated from financing activities of $192,437 for the six month period ended June 30, 2004. Cash flow generated from financing activities in the current six month period can be attributed primarily to a loan made by ACC Investors to ComCam International in the amount of $1.1 million. The Company expects to generate additional cash flow from financing activities in future periods.

The loan formed part of a Securities Purchase Agreement dated June 22, 2005 between the Company, ComCam International and ACC Investors, LLC (“ACC”). In addition to the loan, the Securities Purchase Agreement provides for a 100% distribution of ComCam International common stock to the Company’s shareholders on a pro rata basis. The loan is documented as a secured convertible promissory note, with warrants attached, that bears interest at 8% per annum due on September 30, 2006. The terms of the promissory note will cause ACC to convert the principal amount and 55% of the interest accrued over the term into approximately 40% of the common shares of ComCam International on a fully diluted basis after the completion of a share distribution of ComCom International common stock to the Company’s shareholders. The conversion of the promissory note into ComCam International common shares will entitle the holders to certain registration rights defined in a registration rights agreement.

The Securities Purchase Agreement also requires that the Company cause ComCam International to file a registration statement with the Securities and Exchange Commission in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after the ComCam International registration statement is declared “effective” by the Securities and Exchange Commission. The conversion of the promissory note will be affected after the registration statement is declared “effective” and after the share distribution of ComCam International common shares to the Company’s shareholders. The Securities Purchase Agreement anticipates the completion of the registration statement and the share distribution by June 30, 2006.

Cash flow generated from investing activities was $0 for the three month and six month periods ended June 30, 2005, as compared to cash flow generated from investing activities of $0 for the three and six month periods ended June 30, 2004. The Company expects to use cash flow in investing activities in future periods.

As of June 30, 2005, the Company had current assets of $864,310, primarily comprised of cash loaned to ComCam International as a result of ACC loan. The Company has a working capital surplus of $335,506 as of June 30, 2005. Management believes that Comcam International can increase its level of operations through the calendar year ending December 31, 2005 as it is now in a position to reestablish relationships with manufacturing entities and develop sales. Nonetheless, the funding of operations for the next twelve months and beyond cannot be assured. The Company’s revenues are insufficient to fund operations and the working capital deficit remains significant. Management understands that the Company has substantial need for significant capital to build its business. Should the Company be unable to obtain additional funds either through revenue increases or additional debt or equity funding, it may be forced to curtail or cease its activities.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three month periods ended June 30, 2005 or 2004. Further, the Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

The Company expects that ComCam International will contract the manufacture of certain components of its products during 2005 and therefore does not expect to make any significant changes in the number of employees.

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $4,774,751 as of December 31, 2004 which has increased to $5,412,873 as of June 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) realization of increased revenues from sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings were served by Moore Stephens Charter Accountants against the Company on May 7, 2004 in the New Castle County Court of Common Pleas, in the State of Delaware. The claim was for an amount of approximately $40,000 plus interest in connection with the Company’s alleged failure to compensate Moore Stephens for accounting services rendered on behalf of Bullet Environmental Technologies, Inc. (the Company’s former name). The Company was not in a position to respond to the claim and a default judgment was rendered against the Company. The default judgment was in the amount of $42,500. The Company satisfied the default judgment amount and these legal proceedings on June 29, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 22, 2005, the Company and the Company’s wholly owned subsidiary ComCam International entered into a Securities Purchase Agreement with ACC Investors LLC which provided for a convertible debt to equity secured promissory note in the amount of $1.1 million dollars with warrants attached. The convertible promissory note bears interest at 8% per annum and is due on September 30, 2006. The Company relied on exemptions provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the convertible debenture for cash consideration; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 21 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18th day of August, 2005.

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

10(i)	*	Stock exchange agreement between ComCam and ComCam International Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed September 18, 2002).
10(ii)	*	Securities Purchase Agreement between ComCam and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 8-K filed June 30, 2005).
14	*	Code of Ethics adopted January 26, 2004(incorporated by reference to the Form 10-K-SB/A filed May 19, 2005).
31	Attached

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