Form 10QSB
period 2005-09-30
COMCAM INC
filed 2005-11-23
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 1-15165

COMCAM INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0208402 (IRS Employer Identification Number)

1140 McDermott Drive, Suite 200, West Chester, Pennsylvania 19380
(Address of Principal Executive Office)          (Postal Code)

(610) 436-8089
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 21, 2005 was 29,808,634.

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

COMCAM, INC,
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$506,442	7,249
Accounts receivable, net	2,354	4,932
Receivable-Map System Japan, net of an impairment
allowance of $135,000	-	-
Inventory	3,116	-
Total current assets	511,912	12,181

Property and equipment, net	17,152	911
Other assets	4,106	4,106
Total assets	$533,170	17,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$159,448	299,605
Accrued expenses	40,041	26,250
Notes payable	1,301,568	260,000
Total current liabilities	1,501,057	585,855

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, 9,581,500 shares issued and outstanding	958	-
Common stock, $.0001 par value; 750,000,000 shares
authorized, 29,808,634 and 27,911,967 shares
issued and outstanding, respectively	2,981	2,791
Additional paid-in capital	4,908,253	4,391,511
Deferred stock compensation	(137,033)	(188,208)
Deficit accumulated during the development stage	(5,743,046)	(4,774,751)
Total stockholder's deficit	(967,887)	(568,657)
Total liabilities and stockholders' deficit	$533,170	17,198

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended	Nine Months Ended
September 30,	September 30,	Cumulative
	2005	2004	2005	2004	Amounts
Revenues, net	$-	15,548	22,419	44,115	500,778

General and administrative expenses	285,415	118,420	984,782	369,956	4,309,198
Research and development expenses	49,572	32,605	109,820	143,101	2,144,783
Gain on cancellation of debt	-	-	(99,005)	-	(99,005)
	334,987	151,025	995,597	513,057	6,354,976
Loss from operations	(334,987)	(135,477)	(973,178)	(468,942)	(5,854,198)

Interest income	4,814	4	4,883	10	8,430
Loss before provision for income taxes	(330,173)	(135,473)	(968,295)	(468,932)	(5,845,768)

Provision for income taxes	-	-	-	-	-
Net loss before extraordinary item	(330,173)	(135,473)	(968,295)	(468,932)	(5,845,768)

Extraordinary item	-	-	-	-	102,722
Net loss	$(330,173)	(135,473)	(968,295)	(468,932)	(5,743,046)

Loss per common share -
basic and diluted	$(.01)	(.01)	(.04)	(.03)
Weighted average common shares -
basic and diluted	28,478,000	18,773,000	26,567,000	15,828,000

The accompanying notes are an integral part of these financial statements.

COMCAM, INC,
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended
September 30,	Cumulative
	2005	2004	Amounts
Cash Flows from operating activities:
Net loss	$(968,295)	(468,932)	(5,743,046)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,919	1,104	42,465
Stock compensation expense	380,065	152,401	2,103,403
Gain on cancellation of debt	(99,005)	-	(99,005)
(Increase) decrease in:
Accounts receivable	2,578	(9,477)	(2,354)
Inventory	(3,116)	-	(3,116)
Other assets	-	-	(4,106)
Increase (decrease) in:
Checks in excess of cash balance	-	1,241	-
Accounts payable	(41,152)	109,896	405,681
Accrued expenses	44,359	8,736	70,609
Related party payable	-	8,000	46,000
Net cash used in operating activities	(682,647)	(197,031)	(3,183,469)

Cash flows from investing activities:
Purchase of property and equipment	(18,160)	(6,791)	(59,617)
Net cash used in investing activities	(18,160)	(6,791)	(59,617)

Cash flows from financing activities:
Issuance of common stock	70,000	202,288	2,258,660
Proceeds from reverse acquisition	-	-	36,338
Increase (decrease) in notes payable	1,130,000	(4,351)	1,454,530
Net cash provided by financing activities	1,200,000	197,937	3,749,528

Change in cumulative foreign currency
translation adjustment	-	(700)	-
Net increase (decrease) in cash	499,193	(6,585)	506,442

Cash, beginning of period	7,249	6,585	-
Cash, end of period	$506,442	-	506,442

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year-ended December 31, 2004. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

As of September 30, 2005, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company or that the marketing and product development efforts will be successful.

Note 4 – Supplemental Cash Flow Information

During the nine months ended September 30, 2005, the Company:

o Issued 4,100,000 shares of Series A Preferred Stock in exchange for 4,100,000 shares of common stock.

o Issued 5,250,000 shares of Series A Preferred Stock in exchange for services valued at $315,000.

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 4 – Supplemental Cash Flow Information (continued)

o Issued 231,500 shares of Series A Preferred Stock in exchange for 437,500 common stock options and 25,000 common stock warrants valued at $13,890.

o Issued 3,830,000 shares of common stock in exchange for notes payable and accrued interest of $119,000.

o Was released from accounts payable indebtedness totaling $99,005

o Reclassified $30,568 of accrued interest payable to notes payable.

During the nine months ended September 30, 2004

o The Company issued common stock in exchange for a note payable of $10,000.

o The Company issued common stock in exchange for accounts payable of $435,260.

Note 5 — Notes Payable

Notes payable consist of the following at September 30, 2005:

         bearing interest at 8% and due on September 30, 2006.
         The note may be converted to common shares of the
         Company, at the option of the holder, based on certain
         terms related to outstanding shares and per share prices.            $        1,100,000

         Unsecured note payable to Global Megatrend, bearing
         interest at 7.5% and due on demand.                                             176,568

         Convertible unsecured note payable to Robert Emmet,
         bearing interest at 6%, and due on demand.  The note
         may be converted into common shares of the Company
         at $0.35 per share and contains a provision which allows
         the Company to call for the conversion at anytime.                               25,000

                  Current portion of Notes Payable                            $        1,301,568

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company’s business and acceptance of products and services; (iii) the ability of the Company to achieve and maintain an adequate customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004.

General

During the nine month period ended September 30, 2005, the Company, through its portfolio business ComCam International, Inc. (“ComCam”), was engaged in the ongoing development, manufacture and sale of its Internet Protocol (IP) remote control platform cameras, micro servers, associated software and unique end-to-end network solutions.

On June 22, 2005, the Company and ComCam secured financing from ACC Investors, LLC. (“ACC Investors”) for $1.1 million to facilitate contract manufacturing of its key products and the expansion of marketing efforts. ComCam has issued purchase orders for a limited but scheduled delivery of its products with Strategic Manufacturing Technologies based in Pennsylvania and expects limited unit availability in the fourth quarter of 2005. The Company intends to provide ComCam with additional financial and managerial assistance to secure increased manufacturing capacity and permit the continuation of research and development efforts to ensure that ComCam’s products remain at the forefront of remote video and control technologies.

On January 10, 2005, the Company elected to be regulated as a Business Development Company (“BDC”) as outlined in the Investment Company Act of 1940 (“Investment Act”) by filing a Form NT-54A with the Securities and Exchange Commission (“Commission”). A BDC is a publicly registered closed-end investment company that is regulated under the Investment Act, as conceived under the Small Business Incentive Act of 1980, to provide capital to small developing businesses in the United States. BDC’s are required either to control the businesses or make available significant managerial assistance. A BDC is not intended to be a passive investment vehicle. Investments made by BDC’s are restricted to qualifying assets, as that term is defined in the Investment Act, with at least seventy percent (70%) of a BDC’s assets required to be securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and high quality debt instruments. ComCam is the Company’s sole portfolio business.

ComCam International

ComCam’s mission is to be a leading provider of IP (internet protocol) networked surveillance security solutions.

ComCam provides next-generation remote video and control products, solutions and services to the growing global market for fixed and mobile security, as well as the transportation, process control and medical markets. ComCam is a pioneering developer and provider of IP security solutions for homeland security, government and commercial markets.

ComCam’s core technology is a computing platform complete with an operating system, firmware, software applications, and development tools. These products are the result of a multi-disciplinary research and development effort in embedded systems design optimized for video with internet protocol and I/O (input/output) control with related software products.

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

ComCam’s hardware products are solidly built, easy to integrate and rapid to deploy. They are being utilized in extreme settings by government agencies but are user friendly and priced reasonably enough to reach residential markets. ComCam’s multiple software products are under license, support translations in seven languages and are continually updated with additional features and sophisticated algorithms that are either internally created or developed under license from key providers.

ComCam believes that the current closed circuit television (“CCTV”), access control, biometrics and communications markets are consolidating and that ComCam’s technology can be the “glue” that will make it the world’s leading supplier of this technology.

Experience

The technical and management teams at ComCam bring together over 150 man-years of related product development, marketing, and manufacturing experience. The team has worked together for 80 man-years, 35 man-years specifically on ComCam projects. In addition, ComCam maintains a compact sales force internally and builds revenues from sales of hardware, software, accessories, storage solutions, network time and one-invoice solutions.

Sales and Marketing

ComCam has provided IP surveillance and security solutions to the DOD, FBI and Navy for wireless command and control of video security applications. ComCam’s technology is found in underwater submersibles (ROVs), in-air reconnaissance (UAVs), and extreme remote applications deployed in some of the world’s hot spots.

ComCam sells to and through defense contractors, large system integrators, distributors, and specialty vertical channels. It enjoys international acceptance with security integrators, distributors and specialty product manufacturers in more than 40 countries. ComCam is involved with multiple system trials in port security, border patrol, and neighborhood watch programs and is ready to deploy product in limited volume throughout the world.

ComCam’s aim toward vertical marketing sales comes from the flexibility of the ComCam platform, specifically in command and control video which lends itself to rapid integration with many third-party technologies. These technologies include access control, biometrics, RFID, chemical detection, and seismic detection. ComCam’s suite of products and tools can extend the performance and functionality of many products, especially in the area of remote control with video. This is evident in various robotic design wins ComCam has achieved with industry and government.

In addition to its product stand-alone capability, ComCam is looking to distributors’ existing lines of CCTV, access control and communication products to show how ComCam products can enhance their line with new configuration sales possibilities. New distributors are added according to their IT expertise.

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

Competition

ComCam believes that it does not currently have a direct competitor because of seven value positions:

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

Strategy

ComCam aims to realize net cash flow from operations by securing manufacturing arrangements with third party manufacturers for its products and by expanding marketing efforts.

The realization of net cash flows in the near term will require consistent revenues and decreases in expenses.

Further financing will also allow ComCam to renew numerous domestic and international sales opportunities:

o ADT recently added ComCam in design bids for wireless configurations through its partner Wave Wireless, a PCom company.

o Toshiba Japan tests ComCam’s technology on diverse applications including solar-powered cell phone network systems for inhospitable, outdoor environments; remote equipment monitoring; medical tele-presence; and wearable devices for on-scene emergency technicians.

o Various South America and North Africa integrators have purchased ComCam’s systems for port security and various wireless applications.

ComCam continues to seek capital in obtaining a manufacturing capacity to fill distribution channels with its products. ComCam’s limited inventory affects cash flow. Due to insufficient capital, ComCam has historically been unable to secure production continuity, and therefore could only build in small lots financed with customer deposits. The time involved in delivering products under a spot build scenario affects product desirability: this is keenly recognized in the surveillance market as a shortcoming. ComCam’s inability to finance the manufacture of its products was the most significant impediment to the successful implementation of ComCam’s business plan. However, the recent financing provided by ACC Investors has alleviated this impediment and ComCam expects product availability in the fourth quarter of this year.

Historically the Company has not been able to generate sufficient cash flow to sustain operations or fund necessary research and development. Therefore, there can be no assurance that an increase in sales of ComCam’s products or any other sources of revenue will provide sufficient cash flows in the near term to sustain ComCam’s or the Company’s operations. Since the Company in the short term will be unable to generate sufficient cash flow from the sale of ComCam’s products to sustain its business it will seek financing through alternative sources such as the sale of the Company’s common stock. The Company can provide no assurance that such efforts, if necessary, would be successful.

The Company’s business is prone to significant risks and uncertainties which can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. The Company’s financial condition and results of operations depend primarily on revenue generated from the sale of ComCam’s products and its ability to reduce administrative expenses. ComCam has a limited history of generating revenue which cannot be viewed as an indication of growth and a historical record of incurring losses. Should the Company be unable to consistently generate revenue and reduce or stabilize expenses on a consolidated basis to the point where it can realize net cash flow, such failure will have an immediate impact on the its ability to continue its business operations.

Results of Operations

Sales

Sales for the three month period ended September 30, 2005 decreased to $0 from $15,548 for the three month period ended September 30, 2004. Sales for the nine month period ended September 30, 2005 decreased to $22,419 from $44,115 for the nine month period ended September 30, 2004, a decrease of 49%. The decrease in sales over the comparative three and nine month periods is attributable to ComCam’s inability to produce new product units for sale. The Company anticipates that sales will increase over future periods due to recent financing arrangements which have provided ComCam with the capital required to restart the manufacture of its products through third party manufacturers.

Losses

Net losses for the three month period ended September 30, 2005 increased to $330,173 from $135,473 for the three month period ended September 30, 2004, an increase of 144%. Net losses for the nine month period ended September 30, 2005 increased to $968,295 from $468,932 for the nine month period ended September 30, 2004, an increase of 108%. The increase in net losses for the three and nine month comparative periods period is attributable to a decreases in revenues and increases in general and administrative costs. The Company expects to continue to incur losses through the year ended 2005.

Expenses

General and administrative expenses for the three month period ended September 30, 2005 increased to $285,415 from $118,420 for the three month period ended September 30, 2004, an increase of 141%. General and administrative expenses for the nine month period ended September 30, 2005 increased to $984,782 from $369,956 for the nine month period ended September 30, 2004, an increase of 106%. The increase in selling, general and administrative expenses over the comparative three and nine month periods is attributable to an increase in personnel costs, professional fees, accounting expenses, default judgment settlement and costs attendant to financing activities. The Company expects that selling, general and administrative expenses will decrease over future periods.

Research and development expenses for the three month period ended September 30, 2005 increased to $49,572 from $32,605 for the three month period ended September 30, 2004, an increase of 52%. Research and development expenses for the nine month period ended September 30, 2005 decreased to $109,820 from $143,101 for the nine month period ended September 30, 2004, a decrease of 23%. The Company attributes the increase in research and developments expenses during the current three month period as compared to the prior three month period to the availability of capital to pursue research and development activities. However, the decrease in research and development expenses during the current nine month period as compared to the prior nine month period can be attributed to the decline of available capital for research and development over the respective periods. The Company expects that research and development expenses will increase in the near term as capital has become available for these purposes.

Depreciation expenses for the nine month periods ended September 30, 2005 and September 30, 2004 were $1,919 and $1,104 respectively.

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

Liquidity and Capital Resources

Cash flow used in operations was $682,647 for the nine month period ended September 30, 2005, as compared to cash flow used in operations of $197,031 for the nine month period ended September 30, 2004. The increase in cash flows used in operating activities can be attributed to the increase in net losses and stock compensation expenses over the comparative periods.

Cash flow generated from financing activities was $1,200,000 for the nine month period ended September 30, 2005, as compared to cash flow generated from financing activities of $197,937 for the nine month period ended September 30, 2004. Cash flow generated from financing activities in the current nine month period can be attributed primarily to a loan made by ACC Investors to ComCam International in the amount of $1.1 million. The Company expects to generate additional cash flow from financing activities in future periods.

The loan formed part of a Securities Purchase Agreement (“Agreement”) dated June 22, 2005 between the Company, ComCam and ACC Investors. In addition to the loan, the Agreement provides for a 100% distribution of ComCam common stock to the Company’s shareholders on a pro rata basis. The loan is documented as a secured convertible promissory note, with warrants attached, that bears interest at 8% per annum due on September 30, 2006. The terms of the promissory note will cause ACC Investors to convert the principal amount and 55% of the interest accrued over the term into approximately 40% of the common shares of ComCam on a fully diluted basis after the completion of the share distribution of ComCam common stock. The conversion of the promissory note into ComCam common shares will entitle the holders to certain registration rights defined in a registration rights agreement.

The Agreement also requires that the Company cause ComCam to file a registration statement with the Securities and Exchange Commission (“Commission”) in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after the ComCam registration statement is considered “effective” by the Commission. The conversion of the promissory note will be affected after the the share distribution of ComCam common shares to the Company’s shareholders. The Agreement anticipates the completion of the registration statement and the share distribution by June 30, 2006.

Cash flow used in investing activities was $18,160 for the nine month period ended September 30, 2005, as compared to cash flow used in investing activities of $6,791 for the nine month period ended September 30, 2004. The Company expects to continue to use cash flow in investing activities in future periods.

As of September 30, 2005, the Company had a working capital deficit of $989,145, which deficit is primarily attributable to a note payable to ACC Investors in the amount of $1,100,000 for amounts loaned to ComCam. The Company believes that ComCam can increase its level of operations through the calendar year ending December 31, 2005 as it has now reestablished relationships with manufacturing entities for the delivery of product which delivery will enable ComCam to redevelop sales. Nonetheless, the funding of operations for the next twelve months and beyond cannot be assured. The Company’s revenues are insufficient to fund operations and the working capital deficit remains significant. Management understands that the Company has substantial need for significant capital to build its business. Should the Company be unable to obtain additional funds either through revenue increases or additional debt or equity funding, it may be forced to curtail or cease its activities.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three month periods ended September 30, 2005 or 2004. Further, the Company has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

The Company expects that ComCam will contract the manufacture of certain components of its products during 2005 and therefore does not expect to make any significant changes in the number of employees.

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $4,774,751 as of December 31, 2004 which has increased to $5,743,046 as of September 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to obtain a profit and /or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) realization of increased revenues from sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of the Company’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 21st day of November, 2005.

COMCAM, INC.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

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

10(i)	*	Stock exchange agreement between ComCam and ComCam International Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed September 18, 2002).
10(ii)	*	Securities Purchase Agreement between ComCam and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 8-K filed June 30, 2005)
14	*	Code of Ethics adopted January 26, 2004(incorporated by reference to the Form 10-K-SB/A filed May 19, 2005).
31	Attached

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