Form 10KSB
period 2005-12-31
COMCAM INC
filed 2006-04-17
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-26927

COMCAM, INC.
(Name of Small Business Issuer In Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0208402 (IRS Employer Identification Number)

1140 McDermott Drive, West Chester Pennsylvania 19380
(Address of Principal Executive Offices)          (Zip Code)

(610) 436-8089
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No      X

Registrant's revenues for its most recent fiscal year were $86,469.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $953,840 based on the average closing bid and ask price for the common stock on April 14, 2006.

As of April 14, 2006, there were 29,808,634 shares outstanding of the registrant's common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

As used herein the terms “ComCam,” “we,” “our”, and “us” refer to ComCam, Inc., and our predecessors unless the context indicates otherwise. We were incorporated as “Innovin Development Corporation” on December 18, 1997, in the State of Delaware. On March 5, 1998 we changed our name to “Anglo-Sierra Resources Corp.” and on March 15, 1999 to “Bullet Environmental Technologies, Inc.” to reflect a focus on divergent business operations. We changed our name to “ComCam, Inc.” on June 3, 2002 as the result of our acquisition of ComCam International, Inc. (“International”). On January 10, 2005, ComCam elected to be regulated as a Business Development Company (“BDC”) as outlined in the Investment Company Act of 1940 (“Investment Act”) by filing a Form NT-54A with the Securities and Exchange Commission (“Commission”).

A BDC is a publicly registered closed-end investment company that is regulated under the Investment Act, as conceived under the Small Business Incentive Act of 1980, to provide capital to small developing businesses in the United States. BDC’s are required either to control the businesses in which an investment is provided or make available significant managerial assistance. A BDC is not intended to be a passive investment vehicle. Investments made by BDC’s are restricted to “qualifying assets”, as that term is defined in the Investment Act, with at least seventy percent (70%) of a BDC’s assets required to be securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and high quality debt instruments.

ComCam’s principal place of business is located at 1140 McDermott Drive, West Chester, Pennsylvania, 19380, and its telephone number is (610) 436-8029. ComCam’s registered statutory office is located at The Company Corporation, 400-2711 Centerville Road, Wilmington, Delaware, 19808.

ComCam currently trades on the Over the Counter Bulletin Board under the symbol “CMCA”.

INVESTMENT STRATEGY

ComCam intends to seek acquisitions through investment in small developing businesses (“portfolio companies”) that will provide capital appreciation and income. Generally, ComCam will prefer to make investments in companies where it can acquire at least a 51% ownership interest in the outstanding capital of any given portfolio company.

The form of investment will be in either debt or equity to support the expansion of companies in a variety of industries. Although ComCam will focus on investment opportunities in the technology sector, it does not intend to restrict its consideration to any particular business or industry segment, and may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, or manufacturing. ComCam intends to invest primarily in the illiquid securities of small developing businesses through privately negotiated transactions. Generally, ComCam intends to invest in small to middle market private companies, though, from time to time, ComCam may invest in U.S. public companies that lack access to public capital or whose securities may not be marginable.

ComCam intends to fund investments using cash obtained through the issuance of common equity, and the reinvestment of any accrued interest or dividends in debt or equity securities. Further, ComCam may opt to reinvest any accrued interest receivable in new debt or equity investment, in lieu of receiving such interest in cash. When ComCam acquires a controlling interest in a company, it may have the opportunity to acquire the company’s equity in exchange for ComCam common stock. The issuance of common stock as consideration may provide ComCam with the benefit of raising equity without having to access public markets in an underwritten offering, including the added benefit of the elimination of any underwriting commissions.

Since ComCam operates as a BDC, it is required to make significant managerial assistance available to the companies within its investment portfolio. Therefore, in addition to interest, dividends and investment growth, ComCam expects that its investments will also often generate additional fee income from due diligence work, structuring transactions, and providing management services to portfolio companies.

Portfolio Investment

ComCam had an interest in a company prior to its election to be governed as a BDC. On June 3, 2002 ComCam acquired a 100% interest in International. International is currently ComCam’s sole portfolio company.

A Summary of ComCam International, Inc.

International’s mission is to become a leader in the digital video camera and software industry. Within this industry, International is a pioneering developer and provider of Internet Protocol wired and wireless video products and solutions.

Internet Protocol (“IP”) is the procedure for regulating the transmission of data over a network, be that a local area network or the internet. International’s IP video products are designed to work efficiently over a network, whether the network is connected by cable or over a wireless connection, by breaking up data into small transmittable units which are then reassembled on the receiving end.

During 2004 and 2005 International had been refining its products and seeking the necessary capital for the next step in its business plan which it is now focusing upon: consistently manufacturing its cameras and other hardware as well as building a customer base. The revenues from these efforts will further our research and development.

Product Overview: International was responsible for introducing the world’s first wireless camera networking system using the current wireless standard, as well as developing the world’s smallest IP network recording device.

Since that time International has directed its efforts toward an integrated camera system utilizing IP technology, which allows for video monitoring and remote control of the camera over the internet. Basically, International has developed a high-tech camera and recorder that can be accessed from almost anywhere. International’s core technology is based on a computing platform complete with an operating system, firmware (which is software embedded into hardware), software applications, and development tools.

International’s video networking system is comprised of proprietary hardware (namely the “COMCAM Series 10" cameras) and software (including the “C3” and “Pocket C3”), and other components that are programmable and can be reconfigured to integrate a wide variety of complementary applications. International’s competitive features include:

|X| high performance with low-power consumption;

|X| proprietary, low bandwidth compression ;

|X| frame-by-frame encryption; motion-detection, access-control and other software capabilities; and

 |X| multiple input/output ports.

All of International’s products use flexible viewer/recorder software that runs on PCs, handheld PDAs (personal digital assistants) and cell phones. The operating platform is a hardware and software solution which can integrate old-style analog systems with next-generation IP surveillance/security applications.

Markets: The target for International’s next-generation video products, solutions, and services is the growing global market for fixed and mobile security applications over a wide range of uses. International’s products also provide telemedicine, transportation monitoring, process control and customized solutions in high-margin specialty and mass-market sectors within corporate, government, and residential markets.

During 2005, International’s sold a limited quantity of units which were primarily used for testing purposes. International’s customers have included certain United Stated Governmental agencies as well as private firms. International’s marketing goal is to procure government contracts and, in the future, reach the retail market.

The Security Surveillance Industry

Since the beginning of the new century there have been repeated calls for improvement in every day security measures. The immediate result of this concern has been a significant increase in the demand for effective security systems. Both face-recognition software and video-monitoring surveillance systems are receiving considerable attention in terms of what technology can do to manage security environments more effectively.

The security surveillance and monitoring industry is large and fragmented with no dominant leader. Providers are comprised of thousands of manufacturing, distribution, and installation/service companies engaged in the task of safeguarding public and/or private facilities, personnel, and assets. The threat of terrorism, higher crime rates, and computer vulnerability all have had an effect on creating a growing demand for security related products. Among the services and products available are access control and identification programs, alarm systems, biometrics, surveillance equipment, computer security, home automation, integrated systems, intrusion alarms with monitoring, and GPS mobile securities.

Over the last 20 years, video monitoring and surveillance applications have been served by analog technology, which requires heavy maintenance, does not offer remote accessibility, and is notoriously difficult to integrate with other information technology systems. Despite these drawbacks, analog technology was popular within the security markets. Until recently, video in security applications was primarily used to provide raw data. However, new technology enables more precise information, making it possible to communicate, make decisions, and activate an immediate response to any perceived threat. Advances in communication technologies now make it easier to convert video into valuable real-time or time-lapsed information. New product introductions or enhancements, declining market prices for component parts and products, and competing or overlapping systems and technologies characterize the dynamic nature of the security surveillance industry today. The potential for the burgeoning digital video market is evident as the industry makes the transition from analog to digital technology.

New Technology

The rapid growth of video monitoring surveillance has fostered a technology revolution from analog to digital format and the use of IP networks to enable the distribution of video over the Internet. In addition, the rapid adoption of wireless capabilities on laptop computers, cell phones, PDAs, and other devices has expanded the mobile computing environment. A new technology, the IP-surveillance solution, creates digitized video streams that, when transferred via a computer network either over a wire line or wirelessly, enable remote monitoring from almost anywhere in the world.

IP-surveillance enables users to develop an open digital surveillance system by providing solutions for converting analog images into an easily distributable digital format. The high-resolution digital images can be viewed, stored, or transferred anywhere on a computer network. IP-surveillance has enormous performance advantages over analog video monitoring systems as well as substantial cost savings, which include:

|X| Faster installation and step by step implementation;

|X| Lower maintenance costs;

|X| Decreasing digital technology prices;

|X| Capacity for integration; and

|X| Remote accessibility that decreases costs.

The networking video system utilized by International is a hardware and software solution that integrates existing analog as well as next-generation IP-surveillance and security applications which has come about as a result of International’s multi-disciplinary research and development effort combining video systems design with related software products.

ComCam International, Inc.‘s Hardware Products: the COMCAM 10 Series

A traditional commercial digital video system incorporates three components: (1) the camera or video-capture device, (2) the player or video-display device, and (3) the server, storage medium, or data-management device. ComCam manufactures all three components and offers them as one integrated system, the COMCAM 10 series.

The COMCAM 10 series uses advanced technology for video capture, compression, analysis, and transmission capabilities. COMCAM 10 technology works in all wired and wireless networks, including the Internet. COMCAM 10 operates to licensed standards (e.g., cellular phones) and unlicensed standards (e.g., the IEEE 802.11b Wireless standard and Bluetooth). The COMCAM 10 series product compatibility represents a competitive advantage since it can be deployed in over one hundred countries around the world.

The COMCAM 10 system operates in digital format with intelligent cameras and a very sophisticated video compression technology that achieves a 300 to 500 percent improvement over the leading conventional compression solution; compression is the key factor for effective IP-surveillance. International’s research and development is now focused on increasing compression rates to as high as 750:1.

Sophisticated software, embedded in the COMCAM 10 camera, compresses and manages the broadband video-signal in real-time before transmitting it either via a wire line or wirelessly. Video entering the camera’s IDNC network processor is converted to digital data, compressed, and formatted for local storage or direct transmission to a network server. As a storage medium, International’s COMCAM 10 server compresses video signals and provides the option of storing data for further usage and analysis either within the camera, on a local PC or on a central network server. The COMCAM 10 enables easy data trans-coding to any data format which facilitates fast transmission to a variety of devices, such as cell phones, PDA’s, etc.

International’s technology operates with minimal power consumption, enabling the use of solar panels as a power source for full functionality in remote locations such as weather stations and border crossings.

The COMCAM 10 series captures and stores live video feeds locally on a hard drive inside the camera for delayed or immediate transmission of video to a receiver for playback or storage over any telecommunications network. Searching for a sequence on videotape has traditionally taken hours of playback and searching. Digital cameras today can be plugged into a standard computer network and offer greater performance and reliability than analog cameras. Large video archives can now be easily stored. Importantly, digital video archives can be indexed and specific video clips located quickly and easily.

        ComCam International, Inc.‘s Software Products: the C3 and Pocket C3

International offers five recently upgraded software products that work in concert with International’s custom hardware platform, the most important of which are the “Camera Control Centers” — the C3 and the Pocket C3. The C3 brings control room video to laptops to international customers in seven languages. Pocket C3 extends International’s proven network security applications and surveillance software to the PDA and smart-phone market sectors.

Video data can be transmitted over standard networks using any type of transmission media, such as Ethernet, wireless LAN, or conventional dial-up phone lines. Data is then received by a computer running International’s viewer program, the C3 or Pocket C3, which decodes and decompresses the images for viewing or archiving. The C3 and Pocket C3 can also be used to send proprietary user commands back to the COMCAM 10 through the same path used to transmit the video data. Commands are decoded by the COMCAM 10 and can be used to control remote devices such as pan/tilt/zoom camera domes and door locks. International’s unique management software modules can serve as stand-alone applications or browsers that can facilitate customization (i.e., translations) by local resellers, as well as interfacing to third-party and nonstandard devices like the Compaq I-PAQ and Symbol MC-50, both of which are PDAs which can be used to view and control International’s cameras.

New Products

On March 21, 2006, International announced the production of a new camera, the CF-130, which has a resolution of 1.3 megapixels and delivers crisp, uncompressed, digital video over long distances previously unattainable by conventional camera systems. The CF-130 has both night and day capability. Higher resolution models will be introduced later in 2006.

On April 5, 2006, International announced the release of a facial recognition system breakthrough, Intelligent Video Analysis, which provides high accuracy with minimal data requirements and low bandwidth video. The efficient, scalable architecture allows a single recognition server to manage large numbers of cameras over standard networks. Intelligent Video Analysis is the first result of a collaborative effort between International and Alparysoft Research and Development of Tomsk, Russia.

International introduced both the CF-130 and the Intelligent Video Analysis system at the ISC West security exposition in Las Vegas on April 5-7, 2006, and will be demonstrating them at the 78th Annual AAAE Conference and Exposition in San Diego, and the GovSec Conference and Exposition in Washington D.C.

Manufacturing

Until the fourth quarter of 2005, International had several manufacturing arraignments but was unable to secure production continuity. However, on October 27, 2005, International announced that it began manufacturing with Pennsylvania-based Strategic Manufacturing Technologies, located at 505 Trestle Place, Downingtown, Pennsylvania, 19353. Strategic Manufacturing Technologies orders the necessary computer and camera components from suppliers which they then use to manufacture and assemble the computer boards and other guts of the hardware. This manufacturing is done under the instruction of purchase orders.

Following the high-tech manufacturing, International performs any need final assembly in-house. International’s customers then install their purchased units and International provides any needed technical support.

ComCam International’s Customers

International has recently sold limited quantities of units primarily for testing purposes. International’s unrelated customers have included:

o Technology Service Corporation they have purchased three video security systems and International has provided software expertise to as a part of a team for product integration

o University of South Florida, St. Petersburg, working with the Coast Guard and the Department of Commerce: they have purchased ten video security systems for work on port system security vehicles

o Fish and Richards, PC, San Diego, CA: International consulted for them in the capacity of an expert witness in a high-profile infringement case

o Pinnacle Electronics Systems / Stanley Tools, West Chester, PA: they have purchased two video security system and International has provided software consulting services with regard to two projects, the Federal Detention Center (Brooklyn, NY) and the Liberty Center (Philadelphia, PA); and

o Strela-Development AG, Switzerland: for whom International has provided software development.

Additionally, International has recently delivered video systems to the National Oceanic & Atmospheric Administration (Department of Commerce) and the Fish and Wildlife Service (Department of the Interior).

Marketing and Sales Opportunities

International’s marketing and sales team operates from the West Chester, Pennsylvania, headquarters and targets three market segments:

1.

International operates as a supplier of original technology (e.g., COMCAM 10, C3) to leading original equipment manufacturers (“OEMs”) as well as other key technology providers such as software developers and network systems operators. International sells its products and/or licenses its core proprietary software to equipment manufacturers who may, in turn, integrate it with their own branded products. Though International currently has no OEM arrangements, International has been supplying hardware and software to the University of South Florida since 2002 for the development of remotely operated vehicles. The University of South Florida plans to offer these vehicles for sale to United States and European agencies; to this end, International has discussed its role as an OEM supplier.

2.

International supplies qualified distributors and value added resellers (“VARs”) with a customer list who then incorporate International’s products as part of their sales efforts. International’s qualified distributors and VARs are established companies with at least five years’ experience, work in the surveillance industry, have IT experience, can perform local translating when necessary, and provide marketing, installation, service, and support according to the terms of International’s dealer/reseller agreements.

3.

International sells directly to end-users, including government and commercial markets and plans to sell directly to the residential users of video security applications. Notably, the residential market is underserved and has the highest long term growth rate potential in this sector of the industry.

International’s marketing and sales advantage is due to the flexibility of International’s technological platform which lends itself to rapid integration with many third-party technologies including access control, biometric, RFID, chemical detection, and seismic detection. International’s suite of software products and tools can extend the performance and functionality of many products, especially in the area of remote control with video. International believes that the current CCTV (closed circuit television), access control, biometrics and digital communications markets are consolidating and that International’s technology may well be the glue that will integrate these markets.

Business Partners

International builds channel partnerships with a variety of manufacturers, systems integrators, and other companies. One of these channel partnerships is with Symbol Technologies (“Symbol”), a leader in mobile computing, radio frequency identification, and scanning technology. International is a member of Symbol’s PartnerSelect program as an authorized reseller. Further, the Pocket C3 software has been tested on all Symbol’s mobile computers and received their Symbol PLUS validation for use on all Symbol devices. In their validation report, the software was deemed “very straightforward and simple to set up... [and] worked right out of the gate on all devices under test.” As such, International is beginning to focus on a bundling its hardware and software with Symbol’s mobile computers for a simple, comprehensive, mobile security system.

On April 15, 2005, International entered into a Teaming Agreement with Technology Service Corp., (“TSC”) an employee-owned, high technology company engaged in providing engineering services and specialized products to U.S. governmental agencies and private industry. TSC’s specialized products include sensor and subsystem prototype development and demonstration, electronic circuit board manufacture, test devices, computer applications for “radar siting,” geographic information services, and sensor/system modeling and simulation. International has combined TSC’s current technology with International’s own to provide a powerful web based satellite imagery application that allows the user to zoom down to a detailed ground level view where various devices produced by International deliver live video and sensor data. TSC is committed to including International as part of its corporate presentation and, where appropriate, in its bids on federal government and other projects.

The innovative Wireless Camera Surveillance System (“WCSS”), from Beacon Products (“Beacon”), features International’s video network technology, which received recognition as the first fully integrated IP wireless surveillance system designed as an outdoor lighting fixture. Buildings Magazine, a national publication for owners and operators of commercial buildings, selected Beacon’s WCSS system as one of the “Top 100 Products of the Year 2003.” Electrical Construction & Maintenance Magazine named Beacon’s WCSS system “Product of the Year 2004” in its Safety and Security category. International’s partnership with Beacon represents an anticipated sales channel. Beacon’s North American sales force is comprised of 700 representatives in numerous cities and municipalities.

International has also begun a cross licensing and joint development venture with Strela Development AG of Switzerland (“Strela”). International’s core technology is to be included in Strela’s HealthSourceOne platform of remote medical diagnostic products and services. Strela will, in turn, license International’s sensor technology for use in non-medical markets. International currently has no agreement with Strela but invoice them monthly for International’s consulting services.

Valuation of Portfolio Investments

ComCam generally requires that portfolio companies provide annual audited and quarterly unaudited statements, as well as annual projections for the upcoming fiscal year. Private equity companies are usually bought and sold based on multiples of EBITDA or EBITDAM (Earnings Before Interest, Taxes, Depreciation, Amortization and, in some instances management fees), cash flow, net income, revenues or, in limited instances, book value in order to assess a portfolio’s financial performance and to value a portfolio company.

EBITDA and EBITDAM are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the U.S. and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by accounting principles generally accepted in the U.S. When using EBITDA to determine the value of a portfolio company, ComCam may adjust the EBITDA for non-recurring items. Such adjustments are intended to normalize EBITDA to reflect the portfolio company’s earnings power. Adjustments to EBITDA may include compensation to previous owners, acquisitions, recapitalizations, or restructuring related items or one-time non-recurring income or expense items.

A determination of what multiple to apply to EBITDA for valuation purposes we will look to private merger and acquisition statistics, discounted public trading multiples or industry practices. The process of determining a reasonable multiple will cause us to consider that the portfolio company is private relative to a comparable group of public companies, the size and scope of ComCam’s portfolio company including its specific strengths and weaknesses. Some instances will indicate that the best valuation methodology may be a discounted cash flow analysis based on future projections. Should the portfolio be distressed, a liquidation analysis might provide the best indication of value.

Long term debt investments can be valued at the fair value of the loan or debt which normally corresponds to cost unless the portfolio company’s conditions or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies are determined based on various factors, including the value remaining for equity holders after the repayment of the portfolio company’s debt and other pertinent factors such as recent offers to purchase a portfolio’s equity interest or other potential liquidity events. The determined equity values will be generally discounted when we have a minority position, restrictions on resale, concerns about the receptivity of the capital markets to a specific company at a certain time, or other factors.

Valuation Process

ComCam intends to use independent business valuation experts to value any portfolio companies, inactive shell corporations, significant acquisitions and certain portfolio investments. ComCam acquired an interest in its only portfolio company, International, prior to becoming a BDC and has not yet attributed a value to its investment in International.

ComCam’s valuation process will consider the following measures in determining the value of ComCam’s portfolio in future quarters:

o	Each quarter ComCam will have the investment professional responsible for the investment provide ComCam with an initial valuation of the investment.

o	Preliminary valuation conclusions will then be documented and discussed with ComCam’s portfolio management team under the supervision of ComCam’s chief financial officer.

o	ComCam’s investment committee, consisting of independent directors, will meet to discuss valuations as initially determined by ComCam’s investment professionals, ask questions, examine data and draw conclusions as to valuation.

o	The investment committee will provide comments on the preliminary valuations and the portfolio management team will respond to preliminary valuations and supplement the valuation documentation based on the investment committee’s comments.

o	The valuation documentation will then be distributed to ComCam board of directors and audit committee.

o	ComCam’s audit committee will meet in advance of the board of directors to discuss the valuations and supporting documentation.

o	The board of directors will meet to discuss valuations and review the input of the audit committee and management.

o	Should changes to the valuations or additional information to support the valuations be deemed necessary, a follow-up meeting board of directors meeting, management meeting or audit committee meeting may take place.

o	ComCam’s board of directors will be responsible for valuing the fair value of the portfolio in good faith.

COMPETITION

Competition within the international market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While there is no dominant technological or business leader, there are many companies with greater financial resources and more established distribution channels than International. However, International offers a highly competitive video camera system that meets the requirements of both the commercial wired and wireless end-users, including the offering of a fully functional, compact wireless system for mobile and personal usage. International’s products are distinguished by next-generation innovations that are both sophisticated and cost effective. Further, International believes it has few direct competitors based on seven important product and industry characteristics:

|X| Flexibility: Programmable behavior; new algorithms and accessories at the video/control source;

|X| Video Features: Distinct video compression advantage vs. mainstream 300%-500% smaller than JPEG, more dynamic than MPEG;

|X| Physical Features Adaptive power consumption - localized solar power capability

|X| Network Features Works on wireless networks and low bandwidth networks

|X| Storage Features Local storage and network balance

|X| Software Strong user and developer suite of software and

|X| Barriers to Competition Multidisciplinary RandD path, cross-disciplinary deployment.

As a specialized solutions integrator with a suite of hardware and software products, International faces current and prospective competitors from many sectors of the expanding video networking and security market – and finds itself working with apparent competitors to complement a limitation in the competitor’s solution-solving capabilities.

In general, competitors include many companies from key sectors of the video networking and security market, including: hardware (e.g., camera and digital video recorder [DVR]), software (e.g., analysis, access control), networking (e.g., WiFi, cell) and specialized solutions (e.g., data integration, data management). However, the principal competitors are camera manufacturers and/or suppliers that offer increasingly more sophisticated products, including Internet Protocol capabilities. The competition falls into the following broad categories:

|X|	Leading security camera companies: these include Axis Communications, Pelco, Pixord, Mobotix AG and others that supply a diverse product line of cameras, DVRs and other products;

|X|	Integrated conglomerates with products that include security cameras: these includes Siemens/Bosch, Philips, Sony, GE, JVC, Sanyo and others that provide a full line of cameras and related accessories; and

|X|	“Boutique” camera and other security-industry equipment companies: these include LiveWare, ObjectVideo, DvTel, ioImage, IPIX and many others that offer specialized products.

MARKETABILITY

The global security market is in the midst of a transformation from first-generation analog to second-generation digital or software-based systems. Analog CCTV video camera technology connected to centralized control systems comprises the majority of first-generation video security applications. New digitally based security applications integrated with video security systems are emerging, which include access control, biometrics, RFID, chemical detection, seismic detection, and analytic capabilities like algorithmic facial recognition. The trend is moving toward security cameras integrated with digital applications.

The Freeman Report 2002 Remote & Networked Video Surveillance Market explains the trend as follows:

“The ability to convert systems from analog to digital platforms, the use of “intelligent” cameras, the development of superior compression techniques, the utilization of digital memory that enables fast information retrieval, and software innovations that facilitate object tracking and other advanced video management techniques are just some of the development innovations impacting the marketplace.”

The market’s transformation is potentially enormous. The Lehman Brothers 2004 Security Industry Report estimated the CCTV replacement market to second-generation systems would be $4 billion for 2005. The Lehman report also believes that current analog CCTV video security systems are being replaced or enhanced by software based IP platforms.

PATENTS, TRADEMARKS, LICENSES, ETC.

International’s software is developed in-house and licensed to customers with the hardware. International has secured copyright protection for its software.

International currently has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. The lack of patent protection has been a long running concern, one that hasn’t been resolved due to financial constraints.

GOVERNMENT REGULATION

ComCam

ComCam operates in a highly regulated environment. The following information generally summarizes certain government regulations pertaining to BDC’s.

A BDC is defined and regulated by the Investment Act. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making managerial assistance available to such companies.

A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

At least 70% of ComCam’s assets, operating as a BDC, must be “qualifying assets.” The principal categories of qualifying assets relevant to ComCam’s business are:

o securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

o securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options; and

o cash, cash items, government securities or high quality debt securities (within the meaning of the Investment Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not a BDC (other than a small business investment company wholly owned by a BDC), and that:

o does not have a class of securities registered on an exchange or a class of securities to which a broker may extend margin credit;

o is actively controlled by the BDC and has an affiliate of a BDC on its board of directors; or o meets such other criteria as may be established by the Commission.

Control under the Investment Act is presumed to exist where a business development company beneficially owns more than twenty five (25%) of the outstanding voting securities of the portfolio company.

The inclusion of those certain securities described above as qualifying assets for the purpose of the seventy percent (70%) test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. ComCam provides significant managerial assistance to its portfolio company.

ComCam, as a BDC, is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least two hundred percent (200%) immediately after each such issuance.

ComCam may be prohibited under the Investment Act from knowingly participating in certain transactions with its affiliates without the prior approval of the board of directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“Commission”).

ComCam may be periodically examined by the Commission for compliance with the Investment Act. However, as of the date of this filing, ComCam have not been examined by the Commission and have not been notified of a pending examination.

A BDC regulated by the Investment Act, must adhere to certain substantive regulatory requirements. A majority of the directors must be persons who are not interested persons, as that term is defined in the Investment Act. Additionally, ComCam is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect it against larceny and embezzlement. ComCam has not yet obtained the required bond. Furthermore, as a BDC, ComCam is prohibited from protecting any director or officer against any liability to the company or shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

ComCam maintains a code of ethics that establishes procedures for personal investment and restricts certain transactions by its personnel. ComCam’s code of ethics generally does not permit investment by ComCam’s employees in securities that may be purchased or held by ComCam. ComCam’s code of ethics is filed as an exhibit to this Form 10-KSB.

Since ComCam has elected to operate as a BDC under the Investment Act, it is entitled to provide loans to its employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, ComCam is prohibited from making new loans to, or materially modifying existing loans with its executive officers.

ComCam may not change the nature of its business so as to cease to be, or withdraw its election as a BDC unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the Investment Act of ComCam shares. A majority of the outstanding voting securities of a company is defined under the Investment Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since ComCam elected to become a BDC, it has not made any substantial change in the nature of ComCam’s business.

Regulated Investment Company Status

ComCam has not elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect ComCam. For example:

o ComCam’s chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in its reports;

o ComCam's periodic reports must disclose its conclusions about the effectiveness of its disclosure controls and procedures;

o ComCam’s periodic reports must disclose whether there were any significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

o ComCam may not make a loan to any director or executive officer.

o ComCam will be required in 2007 to have an audit performed in connection with internal controls.

The Sarbanes-Oxley Act has required ComCam to review its current policies and procedures to determine whether ComCam complies with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. ComCam will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that they are in compliance therewith.

ComCam International, Inc.

The following information generally summarizes certain government approval and regulations pertaining to International.

International is subject to local, state and national taxation. International’s fixed and mobile digital video cameras and communication systems must conform to local, national and international governmental authorities that set the regulations by which communications are transmitted within and across respective territories.

The Federal Communications Commission

Some components within International’s products are required to meet Federal Communications Commission (“FCC”) approval, specifically for Classes A & B Digital Devices relating to Part 15.

The FCC’s definition of a Class A Digital Device is one which is marketed for use in a commercial, industrial or business environment, as are International’s COMCAM series 10 cameras. However, International sells its hardware products to system integrators, dealers and other third-party resellers who integrate International’s products into their video solutions for each sale. International’s resellers then secure appropriate FCC and/or other approvals themselves.

The FCC’s definition of a Class B Digital Device is one which is marketed for use in a residential environment. Currently, however, International’s cameras and microservers are not sold directly to the consumer market nor to International’s knowledge are they being deployed by third-party distributors and/or resellers in the residential environment within the United States.

Class A and B devices often are tested for approval under The Federal Code of Regulation of the FCC Part 15 which is a common testing standard. FCC Part 15 basically covers the regulations under which a device emits radio frequency energy by radiation, and the technical specifications, administrative requirements, and other conditions relating to the marketing of FCC Part 15 devices. International currently needs not seek approval for its devices because of particulars of its current sales and customer utilization. However, International plans to produce a new generation of cameras and accompanying microservers for which International will seek appropriate FCC approval in an effort to expand sales to a larger market of potential purchasers. In order to gain approval International simply needs to provide the FCC with its products which will then be put under a series of radiation tests.

Other Jurisdictions

International has successfully operated within current governmental regulations in other jurisdictions and is confident that any changes in governmental regulations can be met in relation to its core technology. In Japan, Multi-Media 21 Co. Ltd. has been a dealer of International’s products since 2000 under a standard distributor agreement. To this end, Multi-Media 21 Co. Ltd. provides sales representation and complies with local regulatory standards. Additionally, International has entered into a distribution agreement with Alparysoft Research and Development for the co-distribution of each company’s products/services in the other’s respective territory. Alparysoft Research and Development is in the process of determining and complying with adoption requirements for International’s products within the Commonwealth of Independent States.

ENVIRONMENTAL LAWS

The Company is not currently beholden to or affected by any environmental laws. However, lead danger has historically been an issue in high-tech industries and is becoming an issue for International.

RoHS, short for Restriction of Hazardous Substances, also known as Lead-Free, is a European Union directive from 2002 which restricts the use of six hazardous materials found in electronic products. All electronic products sold in the EU market after July 1, 2006, must pass RoHS compliance. Further, the need to comply with RoHS type directives is evolving globally. Japanese manufacturers have been reducing lead levels since the beginning of the millennium and, in the United States, California has already passed legislation to fall in line with the EU RoHS timescales.

To satisfy lead related requirements as they expand into International’s customer’s states and countries, International may need to substitute different components into its hardware. These replacement components will need to contain less of the hazardous materials which are finding their way into the world’s landfills.

RESEARCH AND DEVELOPMENT

The amount spent during each of the last two fiscal years on research and development activities are as follows: $251,045 in 2005 and $126,416 in 2004. We cannot estimate the amounts we will spend on research and development in future years as we acquire portfolio companies.

EMPLOYEES

ComCam has four (4) full time employees and three (3) part time employees with four (4) individuals who work as independent consultants. ComCam also uses consultants, attorneys, and accountants, and will engage additional full-time employees as such are required. ComCam’s employees are as follows:

         Full-time:

         Don Gilbreath, President, CEO, CFO

         David Rosen, Vice President Corporate Development

         Carolyn Scheppner, Senior Software Engineer

         Andy Finkel, Senior Software Engineer

         Part-time:

         Louise Carroll, Office Manager

         Mike Rivers, Documentation

         Al Duncan, Operations

RISK FACTORS

ComCam’s operations and securities are subject to a number of risks. Below we have identified and discuss material risks that we face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or value of our securities.

Risks Related to ComCam’s Business

COMCAM’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

ComCam’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2005 and 2004, stating that there are certain factors which raise substantial doubt about our ability to continue as a going concern. These factors include: (i) we have limited revenue generating activities in place, and (ii) we have incurred losses since inception.

COMCAM HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

Since we began operations in 1999, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $6,082,832 at December 31, 2005. During fiscal 2005, we recorded a net loss of $1,308,081. We have yet to achieve profitability and we can give no assurances that we will achieve profitability within the foreseeable future or that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

IF COMCAM DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNALBE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

ComCam currently has a working capital deficit of $1,190,216. We may not be able to generate sufficient cash flow from operations. Should we be unable to generate sufficient cash flow from operations and are unable to secure additional capital to cover any short fall in operations, such condition would cause a reduction in expenditures which could have a material adverse effect on our ability to effectively continue operations.

COMCAM WILL NEED ADDITIONAL FINANCING TO FUND OPERATIONS

ComCam will need additional capital to fund our operations and acquire developing portfolio companies. In our efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities and acquire portfolio companies would be significantly limited.

COMCAM HAS NOT GENERATED ANY SIGNIFICANT REVENUES UNDER OUR NEW BUSINESS PLAN AS A BUSINESS DEVELOPMENT COMPANY

Since becoming a BDC, we have acquired no additional portfolio companies and have yet to generate significant revenues through our sole portfolio company, International. International’s financial condition and results of operations depend primarily on revenue generated from the sale of its products. International has a limited history of generating revenue which cannot be viewed as an indication of continued growth. International also has a historical record of incurring losses, thus contributing to the losses of ComCam. We expect that for the foreseeable future our investment in the business of developing small companies will be greater than our revenues. Further, it is possible that we may never be profitable.

Risks Related to ComCam International, Inc.

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND INTERNATIONAL’S PRODUCTSCOULD
BECOME OBSOLETE AT ANY TIME

Evolving technology, updated industry standards, and frequent new product and service introductions characterize the video surveillance market; International’s products could become obsolete at any time. Competitors could develop products similar to or better than International’s, finish development of new technologies in advance of International’s research and development, or be more successful at marketing new products, any of which factors may hurt International’s prospects for success.

THE MARKET ACCEPTANCE OF INTERNATIONAL'S PRODUCTS IS CRITICAL TO INTERNATIONAL'S GROWTH

International generates revenue from the design and sale of video surveillance systems; therefore, market acceptance of International’s products is critical to growth. If International’s customers do not accept or purchase International’s products, then International’s revenue, cash flow and/or operating results will be negatively impacted.

INTERNATIONAL COMPETES WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While International’s products are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer video surveillance systems, and new competitors may enter the market in the future. Some of International’s existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than International does, including well known multi-national corporations like Sony and JVC.

MISAPPROPRIATION OF PROPREITARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT INTERNATIONAL'S FINANCIAL CONDITION

International’s success depends significantly on protecting its proprietary technology. Despite International’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use International’s technology or products. Monitoring unauthorized use of International’s technology is difficult, and International cannot be certain that the steps it has taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States.

In addition, from time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims against International with respect to existing or future products or technology. If there is a successful claim of infringement and International fails or is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, International’s business and results of operations could be seriously harmed.

INTERNATIONAL MAY NOT DEVELOP A PUBLIC MARKET

International is in the process of registering itself with the Commission to become a reporting company, and will seek a quotation on the OTCBB. However, if International does not obtain a quote for its shares on the OTCBB, it is possible that no public market for International’s shares will ever develop. Additionally, even if International does obtain a quote on the OTCBB, a public market for its shares may never develop.

Risks Related to ComCam’s Stock

COMCAM HAS SECURED FINANCING WHICH COULD NEGATIVELY IMPACT OUR SHAREHOLDERS

In June of 2005, ComCam and International procured a loan from ACC Investors, LLC, (“ACC Investors”) which requires a distribution of 100% of International’s shares to the shareholders of ComCam, which distribution is expected to take place in June of 2006. The distribution will likely affect ComCam’s shareholders because it will leave ComCam without a business outside of the operation as a BDC in search of portfolio investments. The distribution will provide ComCam’s shareholders with shares of International on a pro rata basis.

The loan from ACC Investors was secured by a convertible promissory note for a total of $1,100,000 at an interest rate of 8% per annum. The terms of the promissory note allow ACC Investors to convert the principal amount into 33% of the common shares of International and 55% of the interest into common shares of International on a fully diluted basis after the completion of the share distribution of International’s common stock. Additionally, the agreement with ACC Investors dated June 22, 2005, includes warrants to purchase shares of International’s common stock: up to 22% of the shares outstanding immediately prior to the conversion of the promissory note.

If the convertible promissory note is converted into shares and/or the warrants are executed, the conversion and/or execution will dilute International’s existing shares or place restrictions on operations. If the loan is paid in cash, the payment will tie up funds for furthering International’s marketing plan and as well as research and development goals.

Additionally, if ACC Investors converted all of their shares and executed all of their warrants, ACC Investors could own more than 38% percent of the issues and outstanding shares of International. This would give ACC Investors significant influence over International’s policies and affairs and ACC Investors could be in a position to determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of International’s assets.

THE MARKET FOR OUR STOCK IS LIMITED AND OUR STOCK PRICE MAY BE VOLATILE

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

WE MAY INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING QUOTED ON THE OVER THE COUNTER BULLETIN BOARD, WHICH MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

REPORTS TO SECURITY HOLDERS

ComCam’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy to security holders unless a request is made for such delivery. We file all of our required information with the Commission.

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Internet site maintained by the Commission that contains reports, proxy, information statements, and other information regarding registrants that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

ComCam leases 4,500 square feet of office space in West Chester, Pennsylvania on a month to month basis for a total of $49,000 in 2005 and $47,000 in 2004. We believe that our current office space is generally suitable and adequate to accommodate our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective October 31, 2005, the Series A Preferred Stock (“Preferred Stock”) shareholders of ComCam voted on and unanimously approved an amendment and restatement of the number, powers, preferences, qualifications, limitations, restrictions and other distinguishing characteristics of our Preferred Stock.

The Preferred Stock designation was amended and restated to provide for certain changes to the original designation including: (a) a provision that any capital reorganization of our common stock as the result of forward splits, reverse splits or otherwise will be proportionally reflected as an increase or decrease of the conversion rate for the Preferred Stock into shares of our common stock, and (b) a provision that Preferred Stock shareholders will be entitled to receive dividends on parity with common stock shareholders.

The designation, titled Amended and Restated Certificate of Designation, the Number, Powers, Preferences, Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock of ComCam, Inc., is filed, by reference, as Exhibit 4 to this Form 10-KSB.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ComCam’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc., under the symbol, “CMCA”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2005 and 2004 are as follows:

                      --------------- --------------------------- ----------------- ----------------
                      YEAR            QUARTER ENDING              HIGH              LOW
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2005            December 31                 $0.04             $0.03
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      September 30                $0.15             $0.03
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      June 30                     $0.05             $0.03
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      March 31                    $0.06             $0.05
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2004            December 31                 $0.11             $0.05
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      September 30                $0.12             $0.05
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      June 30                     $1.05             $0.09
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      March 31                    $0.16             $0.05
                      --------------- --------------------------- ----------------- ----------------

Common Stock

As of April 14, 2006, there were approximately 71 shareholders of record holding a total of 29,808,634 shares of common stock. ComCam’s board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the outstanding common stock is held in broker “street names” for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 14, 2006, there were 22 shareholders holding a total of 9,581,500 shares of Series A Preferred Stock (“Preferred Stock”) of the 10,000,000 shares designated by our board of directors on January 10, 2005. The holders of the Preferred Stock may convert their shares into common stock on a 1:1 basis after a twelve month period; should a liquidation event occur, the Preferred Stock automatically converts into common stock. Holders of Preferred Stock do not have voting rights but are entitled to elect a majority of our board of directors, provided that a majority of the board of directors is independent. The Preferred Stock is non-interest bearing and shareholders of Preferred Stock receive dividends in parity with common shareholders.

Dividends

ComCam has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

ComCam aims to realize net cash flow from the operations of International by expanding third party manufacturing efforts, significantly increasing International’s revenues, and realizing additional debt or equity financing.

ComCam’s longer term strategy is to acquire interests in other portfolio companies with technology and products.

ComCam’s financial condition and results of operations depend primarily on revenue generated from the sale of International’s products and our ability to reduce administrative expenses. There can be no assurance that an increase in sales of International’s products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations. Since ComCam in the short term will be unable to generate sufficient cash flow from the sale of International’s products to sustain our business, we will seek financing through alternative sources such as the sale of our common stock. ComCam can provide no assurance that such efforts, if necessary, would be successful.

ComCam’s business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. ComCam has a limited history of generating revenue which cannot be viewed as an indication of continued growth and a historical record of incurring losses. Should we be unable to consistently generate revenue and reduce or stabilize expenses on a consolidated basis to the point where we can realize net cash flow, such failure will have an immediate impact on our ability to continue our business operations.

Results of Operations

Sales

Sales for the year ended December 31, 2005 increased to $86,469 from $39,797 for the year ended December 31, 2004, an increase of 117%. The increase in revenues is primarily attributable to International’s procurement of adequate manufacturing capacity to produce new units for sale. ComCam expects to continue increasing sales through the year ended 2006.

Losses

Net losses for the year ended December 31, 2005 increased to $1,308,081 from $608,206 for the year ended December 31, 2004, an increase of 115%. The increase in losses is attributable to an increase in cost of goods sold, general and administrative expenses, and research and development expenses. ComCam expects to continue to incur losses through the year ended 2006.

Expenses

Cost of sales for the year ended December 31, 2005 increased to $36,442 from $5,180 for the year ended December 31, 2004, an increase of 603%. The increase in cost of sales can be attributed to costs associated with the limited availability of components. ComCam expects cost of sales to increase further as sales increase though the year ended 2006.

General and administrative expenses for the year ended December 31, 2005 increased to $1,213,880 from $619,139 for the year ended December 31, 2004, an increase of 96%. The increase in general and administrative expenses over the comparative periods is attributable to an increase in personnel costs, professional fees, accounting expenses, default judgment settlement and costs attendant to financing activities. The Company expects that general and administrative expenses will decrease for the year ended 2006.

Research and development expenses for the year ended December 31, 2005 increased to $251,045 from $126,416 for the year ended December 31, 2004, an increase of 99%. ComCam expects to increase research and development expenses in 2006.

Depreciation and amortization expenses for the years ended December 31, 2005 and 2004 were $3,601 and $1,471, respectively.

Income Tax Expense (Benefit)

ComCam has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating losses carry forwards consist of approximately $7,150,000, which begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of ComCam and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

ComCam believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $933,152 for the year ended December 31, 2005, as compared to cash flow used in operations of $384,377 for the year ended December 31, 2004. Negative cash flows from operating activities for the year ended December 31, 2005 are primarily attributable to losses incurred from operations. The Company expects to continue to use cash flow in operating activities in future periods until such time as we can increase revenues and realize a profit.

Cash flow used in investing activities was $18,160 for the year ended December 31, 2005, as compared to cash flow used in investing activities of $0 for the year ended December 31, 2004. The Company expects to continue to use cash flow in investing activities in future periods.

Cash flow generated from financing activities was $1,200,000 for the year ended December 31, 2005 and $383,365 for the year ended December 31, 2004. Cash flow generated from financing activities in the current twelve month period can be attributed primarily to a convertible loan made by ACC Investors, Inc., to ComCam and International in the amount of $1.1 million. ComCam expects to generate additional cash flow from financing activities in future periods.

ACC Investors, LLC, Loan

The loan from ACC Investors formed part of a Securities Purchase Agreement (“Agreement”) dated June 22, 2005 between the Company, ComCam and ACC Investors. In addition to the loan, the Agreement provides for a 100% distribution of ComCam common stock to the Company’s shareholders on a pro rata basis. The loan is documented as a secured convertible promissory note, with warrants attached, that bears interest at 8% per annum due on September 30, 2006. The terms of the promissory note will cause ACC Investors to convert the principal amount and 55% of the interest accrued over the term into approximately 40% of the common shares of ComCam on a fully diluted basis after the completion of the share distribution of ComCam common stock. The conversion of the promissory note into ComCam common shares will entitle the holders to certain registration rights defined in a registration rights agreement.

The Agreement also requires that the Company cause ComCam to file a registration statement with the Commission in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after the ComCam registration statement is considered “effective” by the Commission. The conversion of the promissory note will be affected after the share distribution of ComCam common shares to the Company’s shareholders. The Agreement anticipates the completion of the registration statement and the share distribution by June 30, 2006.

Funding of Cash Needs

ComCam has funded its cash needs from inception through December 31, 2005 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Until such time as we can increase revenues and decrease expenses, we expect that we will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Working Capital Deficit

As of December 31, 2005, the Company had a working capital deficit of $1,190,216, which deficit is primarily attributable to a note payable to ACC Investors in the amount of $1,100,000 for amounts loaned to ComCam. The Company believes that ComCam can increase its level of operations through the calendar year ending December 31, 2006 as it has now reestablished relationships with manufacturing entities for the delivery of product which delivery will enable ComCam to redevelop sales. Nonetheless, the funding of operations for the next twelve months and beyond cannot be assured. The Company’s revenues are insufficient to fund operations and the working capital deficit remains significant. Management understands that the Company has substantial need for significant capital to build its business. Should the Company be unable to obtain additional funds either through revenue increases or additional debt or equity funding, it may be forced to curtail or cease its activities.

Capital Expenditures

The ComCam made no significant capital expenditures on property or equipment for the year ended December 31, 2005 or 2004.

ComCam does not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Management’s Discussion and Analysis” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o the sufficiency of existing capital resources and ComCam’s ability to raise additional capital to fund cash requirements for future operations;

o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties involved in the rate of growth of ComCam's business and acceptance of products and services;

o the ability of ComCam to achieve and maintain an adequate customer base to have sufficient revenues to fund and maintain operations;

o the volatility of the stock market; and o general economic conditions.

We wish to caution readers that ComCam’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Going Concern

ComCam’s auditors have expressed an opinion as to the ComCam’s ability to continue as a going concern as a result of an accumulated deficit of $6,082,832 as of December 31, 2005. ComCam’s ability to continue as a going concern is subject to the ability of ComCam to obtain a profit and /or obtaining the necessary funding from outside sources. Management’s plan to address ComCam’s ability to continue as a going concern, includes (i) realization of increased revenues from sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of ComCam’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow ComCam to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2005 and 2004 included in this Form 10-KSB, ComCam discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. ComCam believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, ComCam evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. ComCam bases our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

With respect to revenue recognition, ComCam applies the following critical accounting policies in the preparation of its financial statements.

Revenue Recognition

ComCam generates revenue through the sale of its products to the private, commercial, industrial and governmental sectors of the security industry. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. ComCam believes that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The ComCam anticipates adopting SFAS No. 154 on December 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the ComCam’s financial position or results of operations.

In December 2004, FASB issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the ComCam will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The ComCam currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The ComCam anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the ComCam’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the ComCam believes the adoption of FAS No. 123(R) will not have a material effect on the ComCam’s financial position and results of operations.

In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on ComCam’s financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on ComCam’s financial position, results of operations or cash flows.

In December 2003, the Commission issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and Commission rules and regulations. The adoption of SAB 104 did not have a material effect on ComCam’s results of operations or financial condition

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As ComCam does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on ComCam’s financial statements.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of ComCam.

ITEM 7. FINANCIAL STATEMENTS

ComCam’s financial statements for the fiscal year ended December 31, 2005 are attached hereto as pages F-1 through F-18.

F-1

COMCAM, INC.

(A Development Stage Company)

                                                                                               Page

         Report of Independent Registered Public Accounting Firm                                F-2

         Consolidated Balance Sheet                                                             F-3

         Consolidated Statements of Operations                                                  F-4

         Consolidated Statements of Stockholders' (Deficit) Equity                              F-5

         Consolidated Statements of Cash Flows                                                  F-9

         Notes to Consolidated Financial Statements                                            F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board
of Directors of

ComCam, Inc.

We have audited the accompanying consolidated balance sheet of ComCam, Inc. (a development stage company), as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2005 and 2004 and the cumulative amounts since inception. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam, Inc. (a development stage company), as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

April 10, 2006

                                                    COMCAM, INC.
                                            (A Development Stage Company)
                                             CONSOLIDATED BALANCE SHEET
                                       Years Ended December 31, 2005 and 2004

                                   ASSETS                                               2005               2004
                                                                                   ---------------    ----------------

Current assets:
   Cash                                                                         $         255,937               7,249
   Accounts receivable                                                                     34,151               4,932
   Inventories                                                                             55,293                   -
                                                                                   ---------------    ----------------

      Total current assets                                                                345,381              12,181

Property and equipment, net                                                                15,470                 911
Deposits                                                                                    4,106               4,106
                                                                                   ---------------    ----------------

      Total assets                                                              $         364,957              17,198
                                                                                   ===============    ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                             $         159,777             299,605
   Accrued expenses                                                                        74,252              26,250
   Notes payable                                                                        1,301,568             260,000
                                                                                   ---------------    ----------------

      Total current liabilities                                                         1,535,597             585,855
                                                                                   ---------------    ----------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.0001 par value; 20,000,000 shares
     authorized, 9,581,500 and 0 shares issued and outstanding                                958                   -
   Common stock, $.0001 par value; 750,000,000 shares authorized,
     29,808,634 and 27,911,967 shares issued and outstanding                                2,981               2,791
   Additional paid-in capital                                                           4,908,253           4,391,511
   Deferred stock compensation                                                                  -           (188,208)
   Deficit accumulated during the development stage                                   (6,082,832)         (4,774,751)
                                                                                   ---------------    ----------------

      Total stockholders' deficit                                                     (1,170,640)           (568,657)
                                                                                   ---------------    ----------------

      Total liabilities and stockholders' deficit                               $         364,957              17,198
                                                                                   ===============    ================

See accompanying notes to financial statements

                                                     COMCAM, INC.
                                            (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Years Ended December 31, 2005 and 2004

                                                                                                         Cumulative
                                                                  2005                 2004               Amounts
                                                            -----------------    -----------------    -----------------

Revenues, net                                           $             86,469               39,797              564,828

Cost of sales                                                         36,442                5,180              101,881
                                                            -----------------    -----------------    -----------------

   Gross profit                                                       50,027               34,617              462,947
                                                            -----------------    -----------------    -----------------

General and administrative expenses                                1,213,880              619,139            4,538,296
Research and development expenses                                    251,045              126,416            2,220,569
Gain on cancellation of debt                                        (99,005)            (102,722)            (201,727)
                                                            -----------------    -----------------    -----------------

                                                                   1,365,920              642,833            6,557,138
                                                            -----------------    -----------------    -----------------

   Loss from operations                                          (1,315,893)            (608,216)          (6,094,191)

Interest income                                                        7,812                   10               11,359
                                                            -----------------    -----------------    -----------------

   Loss before provision for income taxes                        (1,308,081)            (608,206)          (6,082,832)

Provision for income taxes                                                 -                    -                    -
                                                            -----------------    -----------------    -----------------

   Net loss                                             $        (1,308,081)            (608,206)          (6,082,832)
                                                            =================    =================    =================

Net loss per common share - basic and diluted           $              (.05)                (.03)
                                                            =================    =================

Weighted average common and common
  equivalent shares - basic and diluted                           27,386,000           17,966,000
                                                            =================    =================

See accompanying notes to financial statements

                                                                                 COMCAM, INC.
                                                                         (A Development Stage Company)
                                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                     Period from January 1, 1999 (Date of Inception) to December 31, 2005

                                                                                                                                                  Deficit
                                                                                                            Accumulated                         Accumulated           Total
                                                                                           Additional          Other            Deferred         During the       Stockholders'
                                     Preferred Stock              Common Stock              Paid-in        Comprehensive         Stock          Development         (Deficit)
                                  ----------------------    --------------------------
                                   Shares       Amount        Shares         Amount         Capital           Income          Compensation         Stage             Equity
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------
Balance at January 1, 1999
 (date of inception)                     -  $         -              -   $          -   $           -   $              -  $               -  $             -   $              -

Issuance of common stock for
cash                                     -            -      1,783,430            180         784,816                                                      -            784,996

Net loss                                 -            -              -              -               -                                              (787,169)          (787,169)
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------

Balance at December 31, 1999             -            -      1,783,430            180         784,816                  -                  -        (787,169)            (2,173)

Issuance of common stock for:

  Cash                                   -            -        424,782             42         734,045                                                      -            734,087

  Services                               -            -         54,284              5         137,036                                                      -            137,041

Net loss                                 -            -              -              -               -                                              (802,538)          (802,538)
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------

Balance at December 31, 2000             -            -      2,262,496            227       1,655,897                  -                  -      (1,589,707)             66,417

Issuance of common stock for
cash                                     -            -         23,468              2          25,438                                                      -             25,440

Net loss                                 -            -              -              -               -                                              (229,772)          (229,772)
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------

Balance at December 31, 2001             -            -      2,285,964            229       1,681,335                  -                  -      (1,819,479)          (137,915)

                                                                See accompanying notes to financial statements

                                                                                 COMCAM, INC.
                                                                         (A Development Stage Company)
                                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                     Period from January 1, 1999 (Date of Inception) to December 31, 2005

                                                                                                                                                  Deficit
                                                                                                            Accumulated                         Accumulated           Total
                                                                                           Additional          Other            Deferred         During the       Stockholders'
                                     Preferred Stock              Common Stock              Paid-in        Comprehensive         Stock          Development         (Deficit)
                                  ----------------------    --------------------------
                                   Shares       Amount        Shares         Amount         Capital           Income          Compensation         Stage             Equity
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------

Balance forward, December 31,
2001                                     -            -      2,285,964            229       1,681,335                  -                  -      (1,819,479)          (137,915)

Comprehensive loss:

  Net loss                               -            -              -              -               -                  -                  -      (1,697,154)        (1,697,154)
  Other comprehensive income -
    cumulative foreign currency

    translation adjustment               -            -              -              -               -              1,668                  -                -              1,668
                                                                                                                                                                  --------------

      Total comprehensive loss                                                                                                                                      (1,695,486)
                                                                                                                                                                  ==============

Acquisition of Bullet
Environmental
  Technologies, Inc. (see note
1)                                       -            -      4,071,938            407       (523,193)                  -                  -                -          (522,786)

Issuance of common stock for:

  Cash                                   -            -        550,000             55         274,945                  -                  -                -            275,000

  Services                               -            -      1,500,000            150         899,850                  -                  -                -            900,000
  Accounts payable                       -            -        100,000             10          50,990                  -                  -                -             51,000
  Exercise of stock options              -            -         67,500              7          33,743                  -                  -                -             33,750

Issuance of stock options for
services                                 -            -              -              -         109,831                  -                  -                -            109,831
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------

Balance at December 31, 2002             -            -      8,575,402            858       2,527,501              1,668                  -      (3,516,633)          (986,606)
                                                                See accompanying notes to financial statements

                                                                                 COMCAM, INC.
                                                                         (A Development Stage Company)
                                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                     Period from January 1, 1999 (Date of Inception) to December 31, 2005

                                                                                                                                                  Deficit
                                                                                                            Accumulated                         Accumulated           Total
                                                                                           Additional          Other            Deferred         During the       Stockholders'
                                     Preferred Stock              Common Stock              Paid-in        Comprehensive         Stock          Development         (Deficit)
                                  ----------------------    --------------------------
                                   Shares       Amount        Shares         Amount         Capital           Income          Compensation         Stage             Equity
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------

Balance forward, December 31,
2002                                     -            -      8,575,402            858       2,527,501              1,668                  -      (3,516,633)          (986,606)

Comprehensive loss:

  Net loss                               -            -              -              -               -                  -                  -        (649,912)          (649,912)
  Other comprehensive income -
    cumulative foreign currency

    translation adjustment               -            -              -              -               -            (3,344)                  -                -            (3,344)
                                                                                                                                                                  --------------

      Total comprehensive loss                                                                                                                                        (653,256)
                                                                                                                                                                  ==============

Issuance of common stock for:

  Cash                                   -            -          4,000              -           2,000                  -                  -                -              2,000

  Services                               -            -      1,000,000            100          89,900                  -                  -                -             90,000

  Accounts payable                       -            -      1,226,369            123         346,547                                                                   346,670

  Related party payable                  -            -         92,000              9          45,991                                                                    46,000

  Note payable                           -            -        150,000             15          74,985                  -                  -                -             75,000
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------

Balance at December 31, 2003             -            -     11,047,771          1,105       3,086,924            (1,676)                  -      (4,166,545)        (1,080,192)

                                                                See accompanying notes to financial statements

                                                                                 COMCAM, INC.
                                                                         (A Development Stage Company)
                                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                     Period from January 1, 1999 (Date of Inception) to December 31, 2005

                                                                                                                                                  Deficit
                                                                                                            Accumulated                         Accumulated           Total
                                                                                           Additional          Other            Deferred         During the       Stockholders'
                                     Preferred Stock              Common Stock              Paid-in        Comprehensive         Stock          Development         (Deficit)
                                  ----------------------    --------------------------
                                   Shares       Amount        Shares         Amount         Capital           Income          Compensation         Stage             Equity
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------

Balance forward, December 31,
2003                                     -            -     11,047,771          1,105       3,086,924            (1,676)                  -      (4,166,545)        (1,080,192)

Comprehensive loss:

  Net loss                               -            -              -              -               -                  -                  -        (608,206)          (608,206)
  Other comprehensive income -
    cumulative foreign currency

    translation adjustment               -            -              -              -               -              1,676                  -                -              1,676
                                                                                                                                                                  --------------

      Total comprehensive loss                                                                                                                                        (606,530)
                                                                                                                                                                  ==============

Issuance of common stock for:
  Cash                                   -            -      2,500,000            250         132,350                  -                  -                -            132,600
  Exercise of stock options              -            -      2,347,500            234         200,553                  -                  -                -            200,787

  Services                               -            -      4,047,367            405         318,435                  -                  -                -            318,840

  Accounts payable                       -            -      4,025,169            403         297,809                  -                  -                -            298,212

  Deferred compensation                  -            -      3,764,160            376         187,832                  -          (188,208)                -                  -

  Finders fee                            -            -        180,000             18            (18)                  -                  -                -                  -

Stock option compensation                -            -              -              -         167,626                  -                  -                -            167,626
                                  ---------    ---------    -----------     ----------     -----------     --------------    ---------------    -------------     --------------

Balance at December 31, 2004             -  $         -     27,911,967   $      2,791   $   4,391,511   $              -  $       (188,208)  $   (4,774,751)   $      (568,657)

                                                                See accompanying notes to financial statements

                                                                                 COMCAM, INC.
                                                                        (A Development Stage Company)
                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                     Period from January 1, 1999 (Date of Inception) to December 31, 2005

                                                                                                                                                  Deficit
                                                                                                           Accumulated                          Accumulated          Total
                                                                                           Additional         Other             Deferred         During the       Stockholders'
                                      Preferred Stock             Common Stock              Paid-in       Comprehensive          Stock          Development        (Deficit)
                                   ----------------------   --------------------------
                                    Shares       Amount       Shares         Amount         Capital           Income          Compensation         Stage             Equity
                                   ---------     --------   -----------     ----------     -----------    ---------------     -------------    ---------------    -------------

Balance forward, December 31,
2004                                      -            -    27,911,967          2,791       4,391,511                  -         (188,208)        (4,774,751)        (568,657)

Conversion of common stock to

   Series A preferred stock        4,100,000         410    (4,100,000)         (410)               -                  -                 -                  -                -

Conversion of common stock
   options and warrants to

   Series A preferred stock         231,500           23             -              -          13,867                  -                 -                  -           13,890

Issuances of Series A preferred
stock

   for services                    5,250,000         525             -              -         314,475                  -                 -                  -          315,000

Issuance of common stock for:

  Cash                                    -            -     2,166,667            217          69,783                  -                 -                  -           70,000

  Debt                                    -            -     3,830,000            383         118,617                  -                 -                  -          119,000

Deferred compensation earned              -            -             -              -               -                  -           188,208                  -          188,208

Net loss                                  -            -             -              -               -                  -                 -        (1,308,081)      (1,308,081)
                                   ---------     --------   -----------     ----------     -----------    ---------------     -------------    ---------------    -------------

Balance at December 31, 2005       9,581,500 $       958    29,808,634  $       2,981  $    4,908,253  $               -  $              -  $     (6,082,832)  $   (1,170,640)
                                   =========     ========   ===========     ==========     ===========    ===============     =============    ===============    =============

See accompanying notes to financial statements

                                                    COMCAM, INC.
                                            (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Years Ended December 31, 2005 and 2004
                                                                                                         Cumulative
                                                                     2005               2004              Amounts
                                                                ----------------   ---------------    ----------------
Cash flows from operating activities:
   Net loss                                                 $       (1,308,081)         (608,206)         (6,082,832)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                                        3,601             1,471              44,147
      Stock and stock option compensation expense                       517,098           486,466           2,240,436
      Gain on cancellation of debt                                     (99,005)         (102,722)           (201,727)
      (Increase) decrease in:
         Accounts receivable                                           (29,219)             1,718            (34,151)
         Inventories                                                   (55,293)                 -            (55,293)
         Other assets                                                         -                 -             (4,106)
      Increase (decrease) in:
         Accounts payable                                              (14,255)         (160,091)             535,300
         Accrued expenses                                                52,002             8,737              78,252
         Related party payable                                                -          (11,750)              46,000
                                                                ----------------   ---------------    ----------------

           Net cash used in operating activities                      (933,152)         (384,377)         (3,433,974)
                                                                ----------------   ---------------    ----------------

Cash flows from investing activities:
   Purchases of property and equipment                                 (18,160)                 -            (59,617)
                                                                ----------------   ---------------    ----------------

           Net cash used in investing activities                       (18,160)                 -            (59,617)
                                                                ----------------   ---------------    ----------------

Cash flows from financing activities:
   Issuance of common stock                                              70,000           333,387           2,258,660
   Proceeds from notes payable                                        1,130,000            49,978           1,454,530
   Proceeds from  reverse acquisition                                         -                 -              36,338
                                                                ----------------   ---------------    ----------------

           Net cash provided by financing activities                  1,200,000           383,365           3,749,528
                                                                ----------------   ---------------    ----------------

Change in cumulative foreign currency
  translation adjustment                                                      -             1,676                   -
                                                                ----------------   ---------------    ----------------

           Net increase in cash                                         248,688               664             255,937

Cash, beginning of period                                                 7,249             6,585                   -
                                                                ----------------   ---------------    ----------------

Cash, end of period                                         $           255,937             7,249             255,937
                                                                ================   ===============    ================

See accompanying notes to financial statements

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Comcam, Inc. (Comcam) and its wholly-owned subsidiary Comcam International, Inc. (Comcam International) (collectively the Company) began operations on January 1, 1999 (date of inception). The Company’s operations consist primarily of the research and development of advanced compact video systems that utilize built-in digital compression technology. Further, the Company is considered a development stage company as defined in SFAS No. 7. Sources of financing for the development stage activities have been primarily through equity and debt.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are amounts due on product sales and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due. Accounts receivable are periodically evaluated for collectiblity based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Inventories

The Company values its inventories at the lower of cost or market, determined on the first-in first-out (FIFO) method.

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

Revenue Recognition

Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company believes that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. Common stock equivalents that could potentially dilute earnings per share are the issued and outstanding preferred stock and the common stock options and warrants.

Stock-Based Compensation

At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share in 2004 would not have changed because all stock options were issued to non-employees and were therefore, expensed in accordance with provisions of SFAS 123.

Starting January 1, 2006 in accordance with SFAS 123 (revised 2004), the Company will be required to begin recognizing compensation cost related to all stock options. (See Note 13)

Concentration of Credit Risk

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

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of ComCam, and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Note 2 — Going Concern

As of December 31, 2005, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 3 – Inventories

                                                                                  2005             2004

         Raw Materials                                                     $      30,813             -
         Finished Goods                                                           17,486             -
         Work in Process                                                           6,994             -

                                                                           $      55,293             -

Note 4  Property and Equipment

Property and equipment consist of the
following:

                                                                                   2005            2004

         Equipment                                                         $      35,507            17,347
         Furniture and fixtures                                                   24,110            24,110

                                                                                  59,617            41,457
         Less accumulated depreciation                                           (44,147)          (40,546)

                                                                           $      15,470               911

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 5 — Notes Payable

Notes payable consist of the following:
                                                                                      2005           2004
         Convertible unsecured note payable to ACC
         Investors, LLC, bearing interest at 8% and
         due on September 30, 2006.  The note may be
         converted to common shares of the Company,
         at the option of the holder, based on certain terms
         related to outstanding shares and per share prices.
         The note also includes warrants to purchase common
         stock of Comcam International, based on certain terms
         related to the total number of shares outstanding at
         the time the warrants are exercised.  The Company is
         in default of the loan agreement because it is insolvent.            $        1,100,000           -

         Unsecured note payable to Global Megatrend,
         bearing interest at 7.5% and due on demand.
         The note may be converted to common shares of
         the Company, at the option of the holder, based
         on certain terms related to outstanding shares
         and per share prices.  The Company is in default
         of the debenture agreement because it is insolvent.                             176,568      150,000

         Convertible unsecured note payable to Robert
         Emmet, bearing interest at 6%, and due on
         demand.  The note may be converted into
         common shares of the Company at $.35 per
         share and contains a provision which allows
         the Company to call for the conversion at anytime.                               25,000       25,000

         Convertible unsecured notes payable to three
         unrelated individuals, bearing interest at 8%,
         and due on September 30, 2005.  The notes
         (all or part) may be converted, at the option
         of the holder, into common shares of the
         Company at 50% of the lowest closing bid
         price on the day of conversion.                                                   -           85,000

                                                                       $               1,301,568      260,000

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 6 — Operating Leases

The Company leases its office building on a month-to-month basis. Rental expense related to this operating lease for the years ended December 31, 2005 and 2004 and cumulative amounts since inception was approximately $49,000, $47,000 and $295,000, respectively

Note 7 — Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                          December 31,             Cumulative
                                                                     2005             2004            Amounts

Income tax benefit at statutory rate                        $      (445,000)         (206,000)      (2,454,000)
Change in valuation allowance                                       445,000           206,000        2,454,000

                                                            $          -                -                 -

Deferred tax assets are as follows:

Net operating loss carryforwards                                       $       2,431,000         1,894,000
Start up costs                                                                    23,000         115,000
Valuation allowance                                                           (2,454,000)       (2,009,000)

                                                                       $            -                -

The Company has net operating loss carryforwards of approximately $7,150,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 8 — Related Party Transactions

The Company provides services and product to a company owned by a director and shareholder of the Company. Revenue related to these services for the years ended December 31, 2005 and 2004 and cumulative amounts since inception were approximately $47,000, $1,000 and $183,000, respectively.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 9 – Supplemental Cash Flow Information

During the year ended December 31, 2005, the Company:

o Issued 4,100,000 shares of Series A Preferred Stock in exchange for 4,100,000 shares of common stock.

o Issued 5,250,000 shares of Series A Preferred Stock in exchange for services valued at $315,000.

o	Issued 231,500 shares of Series A Preferred Stock in exchange for 437,500 common stock options and 25,000 common stock warrants valued at $13,890.

o Issued 3,830,000 shares of common stock in exchange for notes payable of $119,000.

o Was released from accounts payable indebtedness totaling $99,005.

o Converted $26,568 of accounts payable and $4,000 of accrued interest payable to notes payable.

During the year ended December 31, 2004

o Issued 4,025,169 shares of common stock in exchange for accounts payable of $298,212 o Issued 3,764,160 shares of common stock in exchange for deferred compensation of $188,208 o Issued 180,000 shares of common stock in exchange for a finders fee related to common stock issuances

Note 10 – Gain on Cancellation of Debt

During the year ended, December 31, 2005 the Company recognized a gain from the cancellation of amounts owed to five individuals. These amounts related to costs incurred in prior years for research and development contracted labor costs of $88,005 and consulting services, provided by the Company’s president, of $11,000.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 11 — Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $.0001, and established one series of preferred shares designated as: Series A Preferred Stock, consisting of 10,000,000 shares.

The Series A Preferred Stock has the following rights and privileges:

o	The holders of the shares are not entitled to vote, however, they are entitled to elect a majority of the Board of Directors.

o	Upon the liquidation of the Company, the holders of the shares will rank subordinate to the holders of common shares.

o          The holders of the shares are entitled to dividends on parity with common stock shareholders..
o	The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Preferred Stock for one share of common stock.

Note 12 — Stock Options and Warrants

The Company has adopted a benefit plan (the Plan). Under the Plan, the Company may issue shares of the Company’s common stock or grant options or warrants to acquire the Company’s common stock from time to time to employees, directors, officers, consultants or advisors of the Company on the terms and conditions set forth in the Plan. In addition, at the discretion of the Board of Directors, stock may from time to time be granted to other individuals, including consultants or advisors, who contribute to the success of the Company but are not employees of the Company.

A schedule of the options and warrants outstanding is as follows:
                                                                                                 Exercise
                                                                         Number of               Price Per
                                                                   Options      Warrants           Share

         Outstanding at January 1, 2004                                   -       25,000     $       .50
            Granted                                               2,870,000            -         .07-.11
            Exercised                                            (2,347,500)           -         .07-.11

         Outstanding at December 31, 2004                           522,500       25,000         .07-.50
           Exercised                                               (437,500)    (25,000)         .07-.50
           Forfeited                                                (85,000)           -         .07-.11

         Outstanding at December 31, 2005                                 -            -               -

Note 13 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2005 and 2004

Note 14 — Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, the Company believes the adoption of FAS No. 123(R) will not have a material effect on the Company’s financial position and results of operations.

The FASB has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting SFAS No. 154 on December 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial position or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ComCam has had no changes in or disagreements with its accountants as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

ComCam’s president acts both as ComCam’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for ComCam.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ComCam’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ComCam’s officers and directors as of April 14, 2006, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified, is as follows:

          -------------------- -- ----------------- -- -------------------------- -- -------------------------
                 Name                   Age                      Year                     Positions Held
                                                           Elected/Appointed
          -------------------- -- ----------------- -- -------------------------- -- -------------------------
          -------------------- -- ----------------- -- -------------------------- -- -------------------------

             Don Gilbreath               49                      2002                CEO, CFO, Director

          Robert Betty                   50                      2002                Director

          Albert White                   61                      2004                Director
          -------------------- -- ----------------- -- -------------------------- -- -------------------------

Don Gilbreath – Mr. Gilbreath has served as a director and as ComCam’s president since June 3, 2002. Mr. Gilbreath was the founder of International, which began operations in 1997. He has 24 years’ experience in product development, engineering project management and specialized technical sales. He has provided specialized R&D expertise to General Electric, Johnson Controls, TCI, Standard & Poor’s, and Commodore International. He developed and launched or licensed over 30 products including musical instruments, multimedia players, and Internet access devices. Mr. Gilbreath has broad experience in directing international engineering teams, vendor negotiations, licensing, patents, offshore manufacturing and launching of innovative products to world markets. From 1987 to 1992 Mr. Gilbreath was Director of Product and Market Development for Commodore International Ltd. Among other responsibilities he was Chief Designer of CDTV, the world’s first consumer multimedia player under $1000. In addition, he created and developed OEM sales channels and vertical markets for Commodore’s complete line of microcomputers and peripherals. In 1993 he founded Gilbreath Systems Inc., an international contract engineering and product development firm, and from 1994 to 1997 served as CTO and VP Engineering for VIScorp, a Chicago-based company that designed and developed set-top boxes (pre-WebTV). In 1990 Mr. Gilbreath was selected as delegate from the USA to the USSR for technology transfer of semiconductor and computer architecture.

Robert Betty — Mr. Beatty was appointed as a director of ComCam on June 3, 2002. He has over 22 years of experience in the electronics industry and is the founder (1994) and current president of Pinnacle Electronic Systems Inc., a security systems integration firm located in West Chester, Pennsylvania. From 1990 to 1994 he held various management positions for Maris Equipment Inc. rising to vice president of operations with responsibility for all P&L and a $63 million budget. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Betty is a member of several management associations and holds numerous technical certificates.

Albert White – Mr. White was appointed as a director of ComCam on December 6, 2004. Mr. White graduated from Columbia University with a Master of Business Administration and from the University of Denver with a Bachelor of Science/Bachelor of Arts in Marketing. Mr. White has held senior management positions with technology based companies, as the vice-president of Network Solutions, a Virginia based developer of internet addressing systems from 1989 to 1994, and as the senior vice president of RMS Technology, a New Jersey-based telecommunications provider, from 1994 to 1996. Since 1996 Mr. White has acted as a business and financial consultant to chief executive officers throughout North America and has provided entrepreneurial advice to both national and international clients. These include acting as Senior Consultant for Safeguard Scientific, Inc., Wayne, Pennsylvania (1997-1999); Managing Director of Promark International, LLC, Silver Spring, Maryland. (1997-2001); Financial Advisor to the chairman and founder of Johnson Research and Development, Atlanta, Georgia (2000-2001); and Chief Executive Officer of Excellatron Solid State, LLC, Atlanta, Georgia (2001- 2003). Mr. White currently provides business consultancy services in the areas of finance, marketing, acquisition/merger and real estate development in the Atlanta, Georgia and Washington D.C. area.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. ComCam does not believe that it will adopt a provision for compensating directors in the future.

Board Of Directors Committees

ComCam’s board of directors established an Audit Committee on January 26, 2005. The primary responsibility of the Audit Committee is to oversee ComCam’s financial reporting process on behalf of the board of directors and report the result of their activities to the board. Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of ComCam’s independent auditors, review and discuss with such independent auditors and ComCam’s internal audit department (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including ComCam’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in ComCam’s annual report on Form 10-KSB. The Committee, in carrying out its responsibilities, believes its policies and procedures should remain flexible in order to best react to changing conditions and circumstances. ComCam has filed, by reference, a copy of its Audit Committee Charter as Exhibit 99(i) to this Form 10-KSB.

ComCam’s board of directors established an Investment Committee on January 26, 2005. The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing ComCam’s contemplated investments and portfolio companies and investments on behalf of the board and shall report the results of their activities to the board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of ComCam’s investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. ComCam has filed, by reference, a copy of its Investment Committee Charter as Exhibit 99(ii) to this Form 10-KSB.

ComCam’s board of directors has not yet established a compensation committee.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to ComCam, we are aware of the following persons or entities who during the fiscal year ended December 31, 2004 were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

o Albert White, a director of ComCam, failed to file on Form 3 or 5.

 o Robert Betty, a director of ComCam, failed to file on Form 3 or 5.

Code of Ethics

On January 26, 2005, ComCam adopted a new Code of Ethics pursuant to 247CFR which requires registered investment companies and their investment advisers and principal underwriters to adopt a code of ethics and reporting requirements to prevent fraudulent, deceptive and manipulative practices. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. ComCam has incorporated, by reference, a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, ComCam’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting ComCam.

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the ComCam during the years 2005, 2004, and 2003. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by ComCam’s current chief executive and financial officer.

--------------------------- ------------------------------------- -------------------------------------------------------
                                    Annual Compensation                           Long Term Compensation
--------------------------- ------------------------------------- -------------------------------------------------------
----------------------------------------------------------------- ---------------------------- --------------------------
                                                                            Awards                      Payouts
----------------------------------------------------------------- ---------------------------- --------------------------
-------------------- -------- ---------- -------- --------------- ------------- -------------- ---------- ---------------
                                                                   Restricted    Securities
Name and Principal                                 Other Annual      Stock       Underlying    LTIP         All Other
Position              Year     Salary     Bonus    Compensation     Award(s)       Options      payouts    Compensation
                                 ($)       ($)         ($)            ($)          SARs(#)        ($)          ($)
-------------------- -------- ---------- -------- --------------- ------------- -------------- ---------- ---------------
-------------------- -------- ---------- -------- --------------- ------------- -------------- ---------- ---------------
Don Gilbreath,          2005   60,000       -           -              -              -            -            -
CEO, CFO and            2004      -         -           -          3,342,852          -            -            -
Director                2003      -         -         83,200           -              -            -            -

-------------------- -------- ---------- -------- --------------- ------------- -------------- ---------- ---------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of ComCam’s common and preferred stock as of April 14, 2006 with respect to: (i) each person known to ComCam to be the beneficial owner of more than five percent of the ComCam’s common stock; (ii) all directors; and (iii) directors and executive officers of ComCam as a group. As of April 14, 2004 there were 29,808,634 shares of common stock issued and outstanding and 9,581,500 preferred shares issued and outstanding.

--------------------------------------------------------------------------------------------------------------
               Name and Address                    Title of Class     Number of Shares       % of Class
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
          Don Gilbreath, CEO, CFO and                  Common             3,233,138            11.9%
                   director
             1525 Tanglewood Drive
       West Chester, Pennsylvania 19380               Preferred           8,000,000            83.5%
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                 Robert Betty,
                 director 912                          Common             1,311,087             4.8%
 Carrie Lane, West Chester, Pennsylvania 19383        Preferred            200,000              2.1%
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
          Albert White, director
      1140 McDermott Drive, West Chester,              Common                 0                  0%
              Pennsylvania 19380                      Preferred            200,000              2.1%
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
              Global ePoint, Inc.
              339 S. Cheryl Lane                       Common             2,000,000             7.3%
          City of Industry, CA 91789                  Preferred               0                  0%
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
       Officer and Directors as a Group                Common             4,544,225            16.7%
                                                      Preferred           8,400,000            87.7%
--------------------------------------------------------------------------------------------------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 22, 2005, the Company and ComCam, Inc. entered into a five year employment agreement with Don Gilbreath, our chief executive officer, chief financial officer and principal accounting officer, whereby Mr. Gilbreath receives an initial annual salary of $60,000 that will increase to $175,000 in the event the Company is valued at $4,000,000 and receives more than $20,000,000 of cash proceeds from an equity financing.

On January 7, 2005, ComCam issued Don Gilbreath, chief executive officer, chief financial officer and director, eight million (8,000,000) shares of Series A Preferred Stock in exchange for four million (4,000,000) shares of common stock which were cancelled and returned to ComCam’s authorized share capital for common stock.

On January 7, 2005, ComCam issued Robert Betty, a director, two hundred thousand (200,000) shares of Series A Preferred Stock in exchange for one hundred thousand (100,000) shares of common stock which were cancelled and returned to ComCam’s authorized share capital for common stock.

On January 7, 2005, ComCam issued Albert E. White, a director, two hundred thousand (200,000) shares of Series A Preferred Stock in consideration for services rendered as a director.

During the fiscal year ended December 31, 2004, ComCam issued 3,342,852 shares of common stock, in two separate issuances, to Don Gilbreath, ComCam’s sole executive officer and a director for deferred compensation related to his management of the company.

During the fiscal years ended December 31, 2005 and 2004, ComCam provided services and products to a company owned by Robert Betty, a director and shareholder of ComCam. Revenue related to these services for the years ended December 31, 2005 and 2004 and cumulative amounts since inception were approximately $47,000, $1,000, and $183,000, respectively.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 37 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to ComCam in connection with its annual report for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed by Jones Simkins, P.C. for the audit of ComCam’s annual financial statements and a review of ComCam’s quarterly financial statements were approximately $ 37,000 and $25,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed ComCam no fees in each of 2005 and 2004 for professional services that are reasonably related to the audit or review of the ComCam’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to ComCam fees of approximately $ 3,400 in 2005 and $8,000 in 2004 for professional services rendered in connection with the preparation of ComCam’s tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to ComCam no fees in each of 2005 and 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

ComCam has only recently established a standing audit committee. Therefore, all services provided to ComCam by Jones Simkins, P.C. as detailed above, were pre-approved by ComCam’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April 2006.

COMCAM, INC. /s/ Don Gilbreath Don Gilbreath Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Don Gilbreath Don Gilbreath	Director	April 17, 2006
/s/ Robert Betty Robert Betty	Director	April 17, 2006
/s/ Albert White Albert White	Director	April 17, 2006

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(b)	*	Amendment to Certificate of Incorporation dated February 28, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(c)	*	Amendment to Certificate of Incorporation dated March 15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(d)	*	Amendment to Certificate of Incorporation dated June 3, 2002 (incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).
3(i)(e)	*	Amendment to the Certificate of Incorporation dated December 2, 2004 (incorporated by reference to the Form 10KSB/A filed on May 19, 2005).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
4	*

Amended and Restated Certificate of Designation, the Number, Powers, Preferences, Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock of ComCam, Inc. (incorporated by reference to the Form 8-K dated December 5, 2005).

10(i)	*	Stock exchange agreement between ComCam and ComCam International Inc. dated May 8, 2002 (incorporated by reference to the Form 8-K filed September 18, 2002).
10(ii)	*	Securities Purchase Agreement between ComCam and ACC Investors, LLC dated June 22, 2005 (incorporated by reference to the Form 8-K filed June 30, 2005)
10(iii)	Attached	Employment agreement between ComCam, Inc., ComCam International, Inc. and Don Gilbreath dated June 22, 2005.
14	*	Code of Ethics adopted January 26, 2004(incorporated by reference to the Form 10-K-SB/A filed May 19, 2005).
31	Attached

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

* Incorporated by reference from previous filings of ComCam, Inc.