Form 10QSB
period 2006-03-31
COMCAM INC
filed 2006-06-07
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of June 6, 2006 was 30,408,634.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein the terms “ComCam,” “we,” “our”, and “us” refer to ComCam, Inc., a Delaware corporation its subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                  COMCAM, INC,
                                          (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,           December 31,
                                                                                  2006                 2005
                                ASSETS                                        (Unaudited)           (Audited)
                                                                            -----------------    -----------------

Current assets:
      Cash and cash equivalents                                          $            82,852              255,937
      Accounts receivable, net                                                        21,582               34,151
      Inventory                                                                      100,679               55,293
                                                                            -----------------    -----------------

           Total current assets                                                      205,113              345,381

      Property and equipment, net                                                     14,234               15,470
      Other assets                                                                     4,106                4,106
                                                                            -----------------    -----------------

           Total assets                                                  $           223,453              364,957
                                                                            =================    =================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                   $           160,301              159,777
      Accrued expenses                                                                99,335               74,252
      Notes payable                                                                1,301,568            1,301,568
                                                                            -----------------    -----------------

           Total current liabilities                                               1,561,204            1,535,597
                                                                            -----------------    -----------------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $.0001 par value; 20,000,000 shares
        authorized, 9,581,500 shares issued and outstanding                              958                  958
      Common stock, $.0001 par value; 750,000,000 shares
        authorized, 30,408,634 and 29,808,634 shares
        issued and outstanding, respectively                                           3,041                2,981
      Additional paid-in capital                                                   4,924,943            4,908,253
      Deficit accumulated during the development stage                           (6,266,693)          (6,082,832)
                                                                            -----------------    -----------------

           Total stockholder's deficit                                           (1,337,751)          (1,170,640)
                                                                            -----------------    -----------------

           Total liabilities and stockholders' deficit                   $           223,453              364,957
                                                                            =================    =================

                   The accompanying notes are an integral part of these financial statements.

                                                    COMCAM, INC.
                                           (A Development Stage Company)
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                                          March 31,                    Cumulative
                                                             ------------------------------------
                                                                  2006                2005               Amounts
                                                             ----------------    ----------------    ----------------

Revenues, net                                             $           15,363              12,350             580,191
Cost of revenues                                                       1,226                   -             103,107
                                                             ----------------    ----------------    ----------------

      Gross profit                                                    14,137              12,350             477,084
                                                             ----------------    ----------------    ----------------

Operating expenses:
   General and administrative expenses                               164,775             458,406           4,592,048
   Research and development expenses                                   9,396              36,464           2,229,965
                                                             ----------------    ----------------    ----------------

                                                                     174,171             494,870           6,822,013
                                                             ----------------    ----------------    ----------------

      Loss from operations                                         (160,034)           (482,520)         (6,344,929)
                                                             ----------------    ----------------    ----------------

Other income (expense):
   Interest income                                                     1,485                   -              12,844
   Interest expense                                                 (25,712)                   -           (136,735)
   Gain on cancellation of debt                                          400                   -             202,127
                                                             ----------------    ----------------    ----------------

                                                                    (23,827)                   -              78,236
                                                             ----------------    ----------------    ----------------

      Loss before provision for income taxes                       (183,861)           (482,520)         (6,266,693)

Provision for income taxes                                                 -                   -                   -
                                                             ----------------    ----------------    ----------------

  Net loss                                                $        (183,861)           (482,520)         (6,266,693)
                                                             ================    ================    ================

Loss per common share -
      basic and diluted                                   $           (0.01)              (0.02)
                                                             ================    ================

Weighted average common shares -
      basic and diluted                                           30,401,000          24,471,000
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

                                                       COMCAM, INC,
                                               (A Development Stage Company)
                                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                   March 31,                   Cumulative
                                                                      -----------------------------------
                                                                           2006               2005              Amounts
                                                                      ---------------    ----------------    ---------------
Cash Flows from operating activities:
      Net loss                                                     $       (183,861)           (482,520)        (6,266,693)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation                                                        1,236                   -             45,383
           Stock and stock option
             compensation expense                                                  -             380,065          2,240,436
           Gain on cancellation of debt                                        (400)                   -          (202,127)
           (Increase) decrease in:
                 Accounts receivable                                          12,569             (6,451)           (21,582)
                 Inventory                                                  (45,386)                   -          (100,679)
                 Other assets                                                      -                   -            (4,106)
           Increase (decrease) in:
                 Accounts payable                                                924              32,630            536,224
                 Accrued expenses                                             25,083                   -            103,335
                 Related party payable                                             -                   -             46,000
                                                                      ---------------    ----------------    ---------------

           Net cash used in operating activities                           (189,835)            (76,276)        (3,623,809)
                                                                      ---------------    ----------------    ---------------

Cash flows from investing activities:
      Purchase of property and equipment                                           -                   -           (59,617)
                                                                      ---------------    ----------------    ---------------

           Net cash used in investing activities                                   -                   -           (59,617)
                                                                      ---------------    ----------------    ---------------

Cash flows from financing activities:
      Issuance of common stock                                                16,750              45,000          2,275,410
      Proceeds from reverse acquisition                                            -                   -             36,338
      Increase in notes payable                                                    -              30,000          1,454,530
                                                                      ---------------    ----------------    ---------------

           Net cash provided by financing activities                          16,750              75,000          3,766,278
                                                                      ---------------    ----------------    ---------------

      Net increase (decrease) in cash                                      (173,085)             (1,276)             82,852

Cash, beginning of period                                                    255,937               7,249                  -
                                                                      ---------------    ----------------    ---------------

Cash, end of period                                                $          82,852               5,973             82,852
                                                                      ===============    ================    ===============

                        The accompanying notes are an integral part of these financial statements.

COMCAM, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year-ended December 31, 2005. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

As of March 31, 2006, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

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

o        Issued 300,000 shares of common stock in exchange for notes payable of $9,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

Overview

On January 10, 2005, ComCam elected to be regulated as a Business Development Company (“BDC”) as outlined in the Investment Company Act of 1940 (“Investment Act”) by filing a Form NT-54A with the Securities and Exchange Commission (“Commission”). A BDC is a publicly registered closed-end investment company that is regulated under the Investment Act, as conceived under the Small Business Incentive Act of 1980, to provide capital to small developing businesses in the United States. BDC’s are required either to control the businesses or make available significant managerial assistance. A BDC is not intended to be a passive investment vehicle. Investments made by BDC’s are restricted to qualifying assets, as that term is defined in the Investment Act, with at least seventy percent (70%) of a BDC’s assets required to be securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and high quality debt instruments. ComCam International, Inc. (“International”) is ComCam’s sole portfolio business.

During the three month period ended March 31, 2006, International was engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Internet Protocol (“IP”) is the procedure for regulating the transmission of data over a network, be that a local area network or the internet. Our IP video products are designed to work efficiently over a network, whether the network is connected by cable or over a wireless connection, by breaking up data into small transmittable units which are then reassembled on the receiving end.

Strategy

ComCam’s short term strategy is to realize net cash flow from the operations of International by ramping up sales efforts to increase revenues and by realizing additional debt or equity financing.

ComCam’s long term strategy is to acquire interests in other portfolio companies that are technology driven and have current product lines.

ComCam’s ongoing financial condition and results of operations depend on revenue generated from the sale of International’s products, our ability to realize additional debt or equity financings and the outcome of efforts to reduce administrative expenses. There can be no assurance that an increase in revenue or the realization of additional debt or equity financings if available will provide sufficient cash flows in the near term to maintain our operations or that any reduction in general and administrative expenses will be sufficient to sustain our business.

ComCam’s business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to realize net cash flow and deter future prospects of revenue growth. ComCam has a limited history of generating revenue which cannot be viewed as an indication of continued growth and a historical record of incurring losses. Should we be unable to consistently generate revenue and reduce or reduce expenses to the point where we can realize net cash flow, such failure will have an immediate impact on our ability to continue our business operations.

Results of Operations

Sales

Sales for the three month period ended March 31, 2006 increased to $15,363 from $12,350 for the three month ended March 31, 2005, an increase of 24%. This increase in sales over the comparative three month periods is attributable to the delivery of salable products and an increase in marketing efforts. ComCam expects sales to continue to increase over the next twelve months.

Losses

Net losses for the three month period ended March 31, 2006 decreased to $183,861 from $482,520 for the three month period ended March 31, 2005, a decrease of 62%. The decrease in losses over the comparative three month periods is due to a decrease in both general and administrative expenses and research and development expenses. ComCam expects to continue to incur losses over the next twelve months.

Expenses

Cost of sales for the three month period ended March 31, 2006 increased to $1,226 from $0 for the three month period ended March 31, 2005. The increase in cost of sales over the comparative three month periods can be attributed to costs associated with the increase in sales. ComCam expects cost of sales to increase further as sales increase over the next twelve months.

General and administrative expenses for the three month period ended March 31, 2006 decreased to $164,775 from $458,406 for the three month period ended March 31, 2005, a decrease of 64%. The decrease in general and administrative expenses over the comparative periods is attributable to a decrease in personnel costs, professional fees, accounting expenses, and costs attendant to financing activities. ComCam expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended March 31, 2006 decreased to $9,396 from $36,464 for the three month period ended March 31, 2005, a decrease of 74%. ComCam expects to increase research and development expenses over the next twelve months.

Depreciation and amortization expenses for the three month period ended March 31, 2006 and 2005 were $1,236 and $0, respectively.

Income Tax Expense (Benefit)

ComCam has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating losses carry forwards at December 31, 2005, consisted of approximately $7,150,000, which begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of ComCam and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

ComCam believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $189,835 for the three month period ended March 31, 2006, as compared to cash flow used in operations of $76,276 for the three months ended March 31, 2005. Cash flows used in operating activities for the three month period ended March 31, 2006 are primarily attributable to losses incurred from operations. ComCam expects to continue to use cash flow in operating activities in future periods until such time as we can increase revenues and realize a profit.

Cash flow generated from financing activities was $16,750 for the three month period ended March 31, 2006 and $75,000 for the three month period ended March 31, 2005. Cash flow generated from financing activities in the current three month period can be attributed an issuance of common stock. On January 17, 2006 we issued 600,000 shares of common stock for cash consideration of $16,750 pursuant to an exemption from the registration requirements provided by Regulation E of the Securities Act of 1933, as amended pursuant to a Form 1-E filed with the Commission on January 11, 2005. ComCam expects to generate additional cash flow from financing activities in future periods.

ComCam has funded its cash needs from inception through March 31, 2006 through revenues and a series of debt and equity transactions, including several private placements. Until such time as we can increase revenues and decrease expenses, we expect that we will require new debt or equity transactions to satisfy cash needs over the next twelve months.

ComCam and International entered into a Securities Purchase Agreement (“Agreement”) with ACC Investors, LLC (“ACC Investors”) dated June 22, 2005. The Agreement provides for a 100% distribution of International’s common stock to ComCam’s shareholders on a pro rata basis, and requires that ComCam cause International to file a registration statement with the Commission in anticipation of the share distribution and the conversion of a secured convertible promissory note (“Note”).

The Note, as part of the Agreement, secures a loan in the amount of $1,100,000. The Note has warrants attached and bears interest at 8% per annum due on September 30, 2006. The terms of the Note will cause ACC Investors to convert the principal amount and 55% of the interest accrued over the term into approximately 40% of the common shares of International on a fully diluted basis after the completion of the share distribution. The share distribution will occur after International’s registration statement is considered “effective” by the Commission. The conversion of the Note will occur after the share distribution. The Agreement anticipates the completion of the registration statement and the share distribution by June 30, 2006.

As of March 31, 2006, ComCam had a working capital deficit of $1,356,091, which deficit is primarily attributable to the Note payable to ACC Investors, LLC. We believe that we can increase our level of operations over the next twelve months as we have now reestablished relationships with manufacturing entities for the delivery of product which delivery will enable us to redevelop sales. Nonetheless, the funding of operations for the next twelve months and beyond cannot be assured. Our revenues are insufficient to fund operations and the working capital deficit remains significant. Management understands that we have substantial need for significant capital to build our business. Should we be unable to obtain additional funds either through revenue increases or additional debt or equity funding, we may be forced to curtail or cease its activities.

Capital Expenditures

ComCam made no significant capital expenditures on property or equipment for the three month period ended March 31, 2006 or 2005.

ComCam does not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

Going Concern

ComCam’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $6,082,832 as of December 31, 2005 which increased to $6,266,693 as of March 31, 2006. Our ability to continue as a going concern is subject to the ability of ComCam to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address ComCam’s ability to continue as a going concern, includes (i) realization of increased revenues from sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of ComCam’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow ComCam to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2005 and 2004, ComCam discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. ComCam believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. ComCam bases our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

With respect to revenue recognition, ComCam applies the following critical accounting policies in the preparation of its financial statements.

Revenue Recognition

We generate revenue through the sale of our products to the private, commercial, industrial and governmental sectors of the security industry. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. ComCam believes that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. ComCam anticipates adopting SFAS No. 154 on December 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on ComCam’s financial position or results of operations.

In December 2004, FASB issued Financial Accounting Standard (“FAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with the first interim or annual period of the first fiscal year beginning after December 15, 2005 for small business issuers, as deferred by the Securities and Exchange Commission. This means that ComCam will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. ComCam currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. ComCam anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on ComCam’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. However, ComCam believes the adoption of FAS No. 123(R) will not have a material effect on ComCam’s financial position and results of operations.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Management’s Discussion and Analysis,” with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o        our anticipated financial performance and business plan;
o        the sufficiency of existing capital resources;
o        our ability to raise additional capital to fund cash requirements for future operations;
o        uncertainties related to ComCam's future business prospects;
o        the ability of ComCam to generate revenues to fund future operations;
o        the volatility of the stock market and;
o        general economic conditions.

We wish to caution readers that ComCam’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

COMCAM HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

Since we began operations in 1999, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $6,266,693 at March 31, 2006. During the three month period ended March 31, 2006, we recorded a net loss of $183,861. We have yet to achieve profitability and we can give no assurances that we will achieve profitability within the foreseeable future or that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

IF COMCAM DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNALBE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

ComCam currently has a working capital deficit of $1,356,091. We may not be able to generate sufficient cash flow from operations. Should we be unable to generate sufficient cash flow from operations and are unable to secure additional capital to cover any short fall in operations, such condition would cause a reduction in expenditures which could have a material adverse effect on our ability to effectively continue operations.

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

Risks Related to ComCam International, Inc.

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND INTERNATIONAL’S PRODUCTS COULD BECOMEOBSOLETE
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

MISAPPROPRIATION OF PROPREITARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELYIMPACT
INTERNATIONAL’S FINANCIAL CONDITION

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

ITEM 3. CONTROLS AND PROCEDURES

ComCam’s president acts both as ComCam’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for ComCam.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, ComCam evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2006. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to ComCam’s chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ComCam’s internal control over financial reporting.

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

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. ComCam should address these concerns at the earliest possible opportunity.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 20 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6th day of June, 2006.

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