Form 10QSB
period 2006-06-30
COMCAM INC
filed 2006-08-16
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 16, 2006 was 32,408,634.

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

                                                  COMCAM, INC,
                                          (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEETS
                                                                                 June 30,          December 31,
                                                                                   2006                2005
                                 ASSETS                                         (Unaudited)          (Audited)
                                                                              ----------------    ----------------

Current assets:

      Cash and cash equivalents                                                      $  33,506             255,937

      Accounts receivable, net                                                          18,579              34,151

      Inventory                                                                         97,429              55,293
                                                                              ----------------    ----------------

           Total current assets                                                        149,514             345,381

      Property and equipment, net                                                       12,999              15,470

      Other assets                                                                       4,106               4,106
                                                                              ----------------    ----------------
           Total assets                                                    $
                                                                                   $   166,619             364,957
                                                                              ================    ================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

      Accounts payable                                                              $  145,093             159,777

      Accrued expenses                                                                 128,774              74,252
      Notes payable                                                                  1,401,568           1,301,568
                                                                              ----------------    ----------------
           Total current liabilities                                                 1,675,435           1,535,597
                                                                              ----------------    ----------------

Commitments and contingencies

Stockholders' deficit:
      Preferred stock, $.0001 par value; 20,000,000 shares

        authorized, 9,581,500 shares issued and outstanding                                958                 958
      Common stock, $.0001 par value; 750,000,000 shares
        authorized, 30,408,634 and 29,808,634 shares

        issued and outstanding, respectively                                             3,041               2,981
      Additional paid-in capital                                                     4,924,943           4,908,253
      Deficit accumulated during the development stage                             (6,437,758)         (6,082,832)
                                                                              ----------------    ----------------
           Total stockholder's deficit                                             (1,508,816)         (1,170,640)
                                                                              ----------------    ----------------
           Total liabilities and stockholders' deficit
                                                                                   $   166,619             364,957
                                                                              ================    ================
                   The accompanying notes are an integral part of these financial statements.

                                                                          COMCAM, INC.
                                                                 (A Development Stage Company)
                                                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          Three Months Ended                       Six Months Ended
                                                                                June 30,                               June 30,                    Cumulative
                                                                  ------------------------------------    -----------------------------------
                                                                       2006                2005                2006               2005               Amounts
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------
Revenues, net
                                                               $           9,102               10,069              24,465              22,419             589,293

Cost of revenues                                                           3,892                    -               5,118                   -             106,999
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

      Gross profit                                                         5,210               10,069              19,347              22,419             482,294
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

Operating expenses:

   General and administrative expenses                                   145,592              240,961             310,367             699,367           4,737,640

   Research and development expenses                                       3,047               23,784              12,443              60,248           2,233,012
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

                                                                         148,639              264,745             322,810             759,615           6,970,652
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------
      Loss from operations                                             (143,429)            (254,676)           (303,463)           (737,196)         (6,488,358)
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

Other income (expense):

   Interest income                                                           331                   69               1,816                  69              13,175

   Interest expense                                                      (27,967)                   -            (53,679)                   -           (164,702)

   Gain on cancellation of debt                                                -               99,005                 400              99,005             202,127
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------

                                                                        (27,636)               99,074            (51,463)              99,074              50,600
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------
      Loss before provision for income taxes                           (171,065)            (155,602)           (354,926)           (638,122)         (6,437,758)

Provision for income taxes                                                     -                    -                   -                   -                   -
                                                                  ----------------    ----------------    ---------------    ----------------    ----------------
        Net loss                                               $       (171,065)            (155,602)           (354,926)           (638,122)         (6,437,758)
                                                                  ================    ================    ===============    ================    ================
Loss per common share -

      basic and diluted                                        $          (0.01)               (0.01)              (0.01)              (0.02)
                                                                  ================    ================    ===============    ================
Weighted average common shares -
      basic and diluted                                               30,409,000           26,453,000          30,405,000          25,590,000
                                                                  ================    ================    ===============    ================
                                           The accompanying notes are an integral part of these financial statements.

                                                       COMCAM, INC,
                                               (A Development Stage Company)
                                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Six Months Ended
                                                                                     June 30,                  Cumulative
                                                                         ---------------------------------
                                                                             2006               2005             Amounts
                                                                         --------------    ---------------    --------------
Cash Flows from operating activities:
      Net loss                                                        $       (354,926)          (638,122)       (6,437,758)
      Adjustments to reconcile net loss to net cash
        used in operating activities:

           Depreciation                                                           2,471                237            46,618
           Stock and stock option

             compensation expense                                                     -            380,065         2,240,436

           Gain on cancellation of debt                                           (400)           (99,006)         (202,127)
           (Increase) decrease in:

                 Accounts receivable                                             15,572              1,516          (18,579)

                 Inventory                                                     (42,136)                  -          (97,429)

                 Other assets                                                         -                  -           (4,106)
           Increase (decrease) in:

                 Accounts payable                                              (14,284)             18,079           521,016

                 Accrued expenses                                                54,522             15,876           132,774

                 Related party payable                                                -                  -            46,000
                                                                         --------------    ---------------    --------------
           Net cash used in operating activities                              (339,181)          (321,355)       (3,773,155)
                                                                         --------------    ---------------    --------------

Cash flows from investing activities:

      Purchase of property and equipment                                              -                  -          (59,617)
                                                                         --------------    ---------------    --------------

           Net cash used in investing activities                                      -                  -          (59,617)
                                                                         --------------    ---------------    --------------

Cash flows from financing activities:

      Issuance of common stock                                                   16,750             45,000         2,275,410

      Proceeds from reverse acquisition                                               -                  -            36,338

      Increase in notes payable                                                100,000           1,130,000         1,554,530
                                                                         --------------    ---------------    --------------

           Net cash provided by financing activities                           116,750           1,175,000         3,866,278
                                                                         --------------    ---------------    --------------

                                                                             (222,431)            853,645            33,506
      Net increase (decrease) in cash

Cash, beginning of period                                                      255,937              7,249                 -
                                                                         --------------    ---------------    --------------

Cash, end of period                                                   $         33,506            860,894             33,506
                                                                         ==============    ===============    ==============
                        The accompanying notes are an integral part of these financial statements.

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Note 3 — Going Concern

As of June 30, 2006, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassified $26,568 of accrued interest payable to notes payable.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

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

During the period ended June 30, 2006, International was engaged in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Internet Protocol (“IP”) is the procedure for regulating the transmission of data over a network, be that a local area network or the internet. Our IP video products are designed to work efficiently over a network, whether the network is connected by cable or over a wireless connection, by breaking up data into small transmittable units which are then reassembled on the receiving end.

Strategy

ComCam’s short term strategy is to realize net cash flows by focusing on increasing International’s revenues and realizing additional debt or equity financing.

International will focus on numerous domestic and international sales opportunities with businesses and organizations that have purchased our products in the past, including the following:

o United States agencies: most of the units sold to U.S. agencies have been used for testing purposes, including

(a)	the Coast Guard and Navy which funded the University of South Florida for remote underwater operating vehicles and purchased 10 camera systems between 2002 and the present,

(b)	Naval Undersea Warfare Center who purchased 16 camera systems for classified purposes in 2003,

(c)	the FBI through Photech, Inc., who purchased 4 camera systems for undisclosed surveillance monitoring in 2004,

(d)	National Oceanic and Atmospheric Administration (Department of Commerce) and the Fish and Wildlife Service (Department of the Interior) who each purchased 1 camera system in October 2005, and

(e)	Department of Interior who purchased several camera systems in 2001 to secure certain historic buildings in Independence Park, Philadelphia; and

o State agencies: the Washington Fish and Wildlife Service purchased 1 camera system in October 2005; and

o Various South America and North Africa integrators: port security and various wireless applications including two companies in Cartagena, Columbia, who purchased 8 professional lens camera systems in 2003 for testing in a port security project.

Additionally, International intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

o Siemens Maintenance Services. LLC, has included International’s products in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues; and

o Toshiba Corporation (Japan) has tested International’s technology on diverse applications including (i) solar-powered cell phone network systems for inhospitable, outdoor environments, (ii) remote equipment monitoring, (iii) medical tele-presence, and (iv) wearable devices for on-scene emergency technicians.

Though marketing overtures to both Siemans Maintenance Services. LLC, and Toshibia Corporation (Japan) have not resulted in sales to date, all of the above are examples of potential future customers that may contribute to an increase in ComCam revenues. Additionally, ComCam plans to implement an aggressive marketing and sales campaign to reach a broader market for International’s products.

Key features of the marketing plan include the following elements:

|X| Effectively differentiate International from ComCam, Inc. to focus solely on the position as a video security surveillance and wireless networking company;

|X| Retention of a professional investor relations / public relations firm to launch an aggressive re-branding awareness campaign targeted to both International’s core sales channels (e.g., security surveillance, video networking) as well as the investor community (e.g., market makers and research analysts). This campaign will be based on positioning International as a pioneer developer in the video wireless field;

|X| Revise corporate identify (e.g., logo), website and print materials: in line with overall repositioning of International, International will revise and refresh its core branding elements so as to maximize its positioning message as a technology leader not only in video surveillance but also toward wireless networking; and

|X| Participate in industry shows and conferences.

While maintaining direct sales relations with many of its historic customers (e.g., University of Southern Florida and the United States Navy), International will focus its sales efforts to a network of strategic partnerships with select resellers. Through these efforts, International will be able to manage sales growth as well as take advantage of new opportunities including customized solutions that resellers offer.

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

Results of Operations

Sales

Sales for the three month period ended June 30, 2006 decreased to $9,102 from $10,069 for the three month ended June 30, 2005, a decrease of 10%. Sales for the six month period ended June 30, 2006 increased to $24,465 from $22,419 for the six month ended June 30, 2005, an increase of 9%. The decrease in sales over the comparative three month periods can be attributed to new focus on procuring long term accounts, while the increase in sales over the comparative six month periods can be attributed the availability of product and increased marketing efforts. ComCam expects sales to increase over the next twelve months.

Losses

Net losses for the three month period ended June 30, 2006 increased to $171,065 from $155,602 for the three month period ended June 30, 2005, an increase of 10%. Net losses for the six month period ended June 30, 2006 decreased to $354,926 from $638,122 for the six month period ended June 30, 2005, a decrease of 44%.The increase in losses over the comparative three month periods is due to interest expenses associated with debt financing, while the decrease in losses over the comparative six month periods is due to decreases in general and administrative expenses and research and development expenses. ComCam expects to continue to incur losses over the next twelve months.

Expenses

Cost of sales for the three month period ended June 30, 2006 increased to $3,892 from $0 for the three month period ended June 30, 2005. Cost of sales for the six month period ended June 30, 2006 increased to $5,118 from $0 for the six month period ended June 30, 2005. The increase in cost of sales over the comparative three and six month periods can be attributed to costs associated with the manufacture of International’s products. ComCam expects cost of sales to increase as sales of International’s products increase over the next twelve months.

General and administrative expenses for the three month period ended June 30, 2006 decreased to $145,592 from $240,961 for the three month period ended June 30, 2005, a decrease of 40%. General and administrative expenses for the six month period ended June 30, 2006 decreased to $310,367 from $699,367 for the six month period ended June 30, 2005, a decrease of 56%.The decrease in general and administrative expenses over the comparative three and six month periods is attributable to a decrease in personnel costs, professional fees, accounting expenses, and costs attendant to financing activities. ComCam expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended June 30, 2006 decreased to $3,047 from $23,784 for the three month period ended June 30, 2005, a decrease of 87%. Research and development expenses for the six month period ended June 30, 2006 decreased to $12,443 from $60,248 for the six month period ended June 30, 2005 a decrease of 79%.ComCam expects that research and development expenses will increase over the next twelve months.

Depreciation and amortization expenses for the six month period ended June 30, 2006 and 2005 were $2,471 and $237, respectively.

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

Liquidity and Capital Resources

Cash flow used in operations was $339,181 for the six month period ended June 30, 2006, as compared to cash flow used in operations of $321,355 for the six months ended June 30, 2005. Cash flows used in operating activities for the six month period ended June 30, 2006 are primarily attributable to losses incurred from operations, inventory costs and accounts payable. ComCam expects to continue to use cash flow in operating activities until such time as we can realize a profit from operations.

Cash flow generated from financing activities was $116,750 for the six month period ended June 30, 2006 and $1,175,000 for the six month period ended June 30, 2005. Cash flow generated from financing activities in the current six month period can be attributed to an issuance of common stock. Subsequent to the end of the current three month period we issued 2,000,000 shares of common stock for cash consideration of $40,000 pursuant to an exemption from the registration requirements provided by Regulation E of the Securities Act of 1933, as amended pursuant to a Form 1-E filed with the Commission on January 11, 2005. ComCam expects to generate additional cash flow from financing activities in future periods.

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

The Note, as part of the Agreement, secures a loan in the amount of $1,100,000. The Note has warrants attached and bears interest at 8% per annum due on September 30, 2006. The terms of the Note will cause ACC Investors to convert the principal amount and 55% of the interest accrued over the term into approximately 40% of the common shares of International on a fully diluted basis after the completion of the share distribution. The share distribution will occur after International’s registration statement is considered “effective” by the Commission. The conversion of the Note will occur after the share distribution. The Agreement anticipates the completion of the registration statement and the share distribution in 2006.

Despite the Note, the funding of operations for the next twelve months and beyond cannot be assured until such time as ComCam realizes a net profit from operations. Our revenues are insufficient to fund operations and a working capital deficit of $1,508,816 as of June 30, 2006 remains significant. Management understands that we have a substantial need for substantial capital to build our business although we have no current commitments or arrangements with respect to additional capital. Our major shareholders would be the most likely source of debt or equity placements though none has made any commitment for future investment. Should we be unable to obtain additional funds either through realizing a net profit or from additional debt or equity funding, we may be forced to curtail or cease our activities.

ComCam had no formal long term lines or credit or other bank financing arrangements as of June 30, 2006.

Since earnings, if any, will be reinvested in operations, ComCam does not expect to pay cash dividends in the foreseeable future.

Capital Expenditures

ComCam made no significant capital expenditures on property or equipment for the six month periods ended June 30, 2006 or 2005.

ComCam does not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

Going Concern

ComCam’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $6,082,832 as of December 31, 2005 which increased to $6,437,758 as of June 30, 2006. Our ability to continue as a going concern is subject to the ability of ComCam to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address ComCam’s ability to continue as a going concern, includes (i) realization of increased revenues from International’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of ComCam’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow ComCam to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Revenue Recognition

We generate revenue through the sale of International’s products to the private, commercial, industrial and governmental sectors of the security industry. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. ComCam believes that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

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

o uncertainties related to ComCam’s future business prospects;

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

COMCAM HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

Since we began operations in 1999, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $6,437,758 at June 30, 2006. During the three month period ended June 30, 2006, we recorded a net loss of $171,065. We have yet to achieve profitability and we can give no assurances that we will achieve profitability within the foreseeable future or that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

IF COMCAM DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNALBE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

ComCam currently has a working capital deficit of $1, 508,816. We may not be able to generate sufficient cash flow from operations. Should we be unable to generate sufficient cash flow from operations and are unable to secure additional capital to cover any short fall in operations, such condition would cause a reduction in expenditures which could have a material adverse effect on our ability to effectively continue operations.

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

Risks Related to ComCam’s Stock

COMCAM HAS SECURED FINANCING WHICH COULD NEGATIVELY IMPACT OUR SHAREHOLDERS

In June of 2005, ComCam and International procured a loan from ACC Investors, LLC, (“ACC Investors”) which requires a distribution of 100% of International’s shares to the shareholders of ComCam, which distribution is expected to take place in 2006. The distribution will likely affect ComCam’s shareholders because it will leave ComCam without a business outside of the operation as a BDC in search of portfolio investments. The distribution will provide ComCam’s shareholders with shares of International on a pro rata basis.

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

Additionally, if ACC Investors converted all of their shares and executed all of their warrants, ACC Investors could own more than 38% percent of the issued and outstanding shares of International. This would give ACC Investors significant influence over International’s policies and affairs and ACC Investors could be in a position to determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of International’s assets.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, ComCam evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2006. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to ComCam’s chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ComCam’s internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 16th day of August, 2006.

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