Form 10QSB
period 2006-09-30
COMCAM INC
filed 2006-12-21
CIK 1057327

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

Yes     X              No

Indicate by check mark whether the registrant is a an accelerated file (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of December 11, 2006 was 32,408,634.

1

                                                           TABLE OF CONTENTS
                                                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................................................3

     Unaudited Balance Sheet as of September 30, 2006 and December 31, 2005...................................4

     Unaudited Schedule of Investments as of
     September 30, 2006 ......................................................................................5

     Unaudited Statement of Changes in Net Assets for the nine month period ended
     September 30, 2006 and the fiscal year ended December 31, 2005...........................................6

     Unaudited Statement of Operations for the three and nine month periods ended
     September 30, 2006 and 2005..............................................................................7

     Unaudited Statement of Cash Flows for the nine months ended September 30,
     2006 and 2005............................................................................................8

     Unaudited Financial Highlights for the nine month period ended September 30, 2006 and the fiscal year ended December 31, 2005..............................................................13

     Notes to the Unaudited Financial Statements..............................................................19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITON AND RESULTS OF OPERATIONS............................................................................24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
MARKET RISK........................................................................................................25

ITEM 4.  CONTROLS AND PROCEDURES..............................................................................25

                                                      PART II - OTHER INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our”, and “us” refer to Comcam, Inc., a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                            COMCAM, INC,
                                                           BALANCE SHEETS

                                                  ASSETS
                                                                                           September 30,            December 31,
                                                                                                2006                    2005
                                                                                         -------------------     --------------------
                                                                                            (unaudited)               (audited)
Current assets:

      Cash and cash equivalents                                                       $               9,535   $                    -
                                                                                         -------------------     --------------------

           Total current assets                                                                       9,535                        -
                                                                                         -------------------     --------------------

Advances to Comcam International, Inc.                                                            1,448,131                1,448,131
                                                                                         -------------------     --------------------

           Total assets                                                               $           1,457,666   $            1,448,131
                                                                                         ===================     ====================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                                   $             201,250   $              190,258
                                                                                         -------------------     --------------------

           Total current liabilities                                                                201,250                  190,258
                                                                                         -------------------     --------------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.0001 par value; 20,000,000 shares
        authorized, 9,581,500 and 9,581,500 shares issued and
  outstanding, respectively                                                                             958                      958
      Common stock, $.0001 par value; 750,000,000 shares
        authorized, 30,408,634 and 29,808,634 issued and
  outstanding, respectively                                                                           3,041                    2,981
      Additional paid-in capital                                                                  4,924,943                4,908,253
      Accumulated deficit                                                                       (3,672,526)              (3,654,319)
                                                                                         -------------------     --------------------

           Total stockholder's equity                                                             1,256,416                1,257,873
                                                                                         -------------------     --------------------

           Total liabilities and stockholders' equity                                 $           1,457,666   $            1,448,131
                                                                                         ===================     ====================
           Net asset value                                                            $                       $
                                                                                                       0.04                     0.04
                             The accompanying notes are an integral part of these financial statements.

                                              COMCAM, INC.
                                          Schedule of Investments
                                             September 30, 2006
                                                (unaudited)
EQUITY INVESTMENTS:
                            Description       Percent
Company                     of Business       Ownership          Investment               Fair Value
--------------------------- --------------    --------------     --------------           -------------
Affiliated Companies:

                            Internet
Comcam International, Inc.  Protocol                    100   $  (2,885,215)           $             -
                                                                 --------------           -------------
  Total affiliated
companies                                                 -        (2,885,215)                       -
                                                                 --------------           -------------
         Total Investments                                    $                        $
                                                                   (2,885,215)                       -
                                                                 ==============           -------------

COMMERCIAL LOANS:

                            Description       Percent            Type of
Company                     of Business       Ownership          Credit
--------------------------- --------------    --------------     --------------
Affiliated Companies:
                            Internet
Comcam International, Inc.  Protocol                -                                  $     1,448,131
                                                                                          -------------
   Total loans to                                                                            1,448,131
affiliates
                                                                                          -------------
               Total Loans                                                                   1,448,131
                                                                                          -------------
TOTAL INVESTMENTS AND LOANS                                                            $     1,448,131
                                                                                          =============

              The accompanying notes are an integral part of these financial statements.

                                            COMCAM, INC.
                                STATEMENTS OF CHANGES IN NET ASSETS

                                                           For the Nine            For the Fiscal
                                                           Months Ended              Year Ended
                                                          September 30,             December 31,
                                                               2006                     2005
                                                       ---------------------     --------------------
                                                           (unaudited)                (audited)
OPERATIONS:
Net investment loss                                 $              (18,206)   $            (535,358)
Net decrease in net assets resulting from
operations                                                         (18,206)                (535,358)

SHAREHOLDER ACTIVITY:
             Stock sales and conversion                              16,749                1,832,780
                                                       ---------------------     --------------------
                                                       ---------------------     --------------------

NET INCREASE (DECREASE) IN ASSET VALUE                              (1,457)                1,297,422

NET ASSETS:
           Beginning of Period                                    1,257,873                 (39,549)
                                                       ---------------------     --------------------
                                                       ---------------------     --------------------

           End of Period                            $             1,256,416   $            1,257,873
                                                       =====================     ====================
                                                       =====================     ====================

             The accompanying notes are an integral part of these financial statements.

                                                          COMCAM, INC.
                                               UNAUDITED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                         Nine Months Ended
                                                               September 30,                              September 30,
                                                   --------------------------------------------------------------------------------------------------
                                                       2006                 2005                   2006                 2005
                                                   --------------     ------------------       -------------       ---------------

Revenues                                        $              -   $                  -     $             -     $               -
                                                   --------------     ------------------       -------------       ---------------

Operating expenses:

General and administrative expenses                            -                      -               7,215               328,890

Interest expense                                           3,727                  5,529              10,991                14,752
                                                   --------------     ------------------       -------------       ---------------
                                                                                  5,529
                                                           3,727                                     18,206               343,642

      Loss from operations                               (3,727)                (5,529)            (18,206)             (343,642)
                                                   --------------     ------------------       -------------       ---------------

      Loss before provision for income
taxes                                                    (3,727)                (5,529)            (18,206)             (343,642)

Provision for income taxes                                     -                      -                   -                     -
                                                   --------------     ------------------       -------------       ---------------

        Net loss                                $        (3,727)   $            (5,529)     $      (18,206)     $       (343,642)
                                                   ==============     ==================       =============       ===============

Loss per common share -

      basic and diluted                         $       (0.0001)   $           (0.0003)     $       (0.001)     $          (0.02)
                                                   ==============     ==================       =============       ===============

Weighted average common shares -

      basic and diluted                               30,409,000             18,773,000          30,409,000            15,828,000
                                                   ==============     ==================       =============       ===============

                              The accompanying notes are an integral part of these financial statements.

                                                       COMCAM, INC,
                                            UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                           ------------------------------------------------
                                                                                   2006                       2005
                                                                           ----------------------     ---------------------
Cash Flows from operating activities:

      Net loss                                                          $  (18,206)                $             (343,642)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Stock and stock option compensation expense                                         -                   380,065
                                                                           ----------------------     ---------------------
                                                                           ----------------------     ---------------------

           Net cash used in operating activities                                        (18,206)                    36,423
                                                                           ----------------------     ---------------------

Cash flows from investing activities:
                                                                                               -                         -
                                                                           ----------------------     ---------------------
                                                                           ----------------------     ---------------------
Cash flows from financing activities:
      Issuance of common stock                                                            16,750                    70,000
      Increase in notes payable                                                           10,991                    55,248
      Increase in advances to Comcam International Inc.                                        -                 (161,671)
                                                                           ----------------------     ---------------------
                                                                           ----------------------     ---------------------

           Net cash provided by financing activities                                      27,741                  (36,423)
                                                                           ----------------------     ---------------------

      Net increase (decrease) in cash                                                      9,535                         -

Cash, beginning of period                                                                      -                         -
                                                                           ----------------------     ---------------------

Cash, end of period                                                     $                  9,535   $                     -
                                                                           ======================     =====================
                        The accompanying notes are an integral part of these financial statements.

                                                     COMCAM, INC.
                                                 FINANCIAL HIGHLIGHTS

                                                                            For the Nine
                                                                                                   For the Fiscal Year
                                                                            Months Ended                  Ended
                                                                           September 30,              December 31,
                                                                                2006                      2005
                                                                         -------------------      ----------------------
                                                                            (unaudited)                 (audited)
Per Unit Operating Performance:

NET ASSET VALUE, BEGINNING OF PERIOD                                  $            0.041366    $             (0.019077)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss                                                               (0.00060)                  (0.006926)

                                                                         -------------------      ----------------------
Total from investment operations                                                    0.04077                  (0.026003)

Net increase in net assets resulting from stock sales                               0.00055                    0.068202

NET ASSET VALUE, END OF PERIOD                                        $            0.041318    $               0.042198

TOTAL NET ASSET VALUE RETURN                                                        (99.96)  %                  (99.96)  %

RATIOS AND SUPPLEMENTAL DATA:

Net assets, end of period                                             $           1,256,416    $              1,257,873
Ratios to average net assets:

Net expenses                                                                         (1.45)    %                (16.41)  %

Net investment loss                                                                    1.45%                  16.41%
Portfolio Turnover Rate                                                                 N/A    %                    N/A  %

                         The accompanying notes are an integral part of these financial statements.

COMCAM, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

Note 2 – Nature of Organization

On January 10, 2005, Comcam, Inc. (the “Company”) elected to be regulated as a Business Development Company (“BDC”) as outlined in the Investment Company Act of 1940 (“Investment Act”) by filing a Form NT-54A with the Securities and Exchange Commission (“Commission”). A BDC is a publicly registered closed-end investment company that is regulated under the Investment Act, as conceived under the Small Business Incentive Act of 1980, to provide capital to small developing businesses in the United States. BDC’s are required either to control the businesses or make available significant managerial assistance. A BDC is not intended to be a passive investment vehicle. Investments made by BDC’s are restricted to qualifying assets, as that term is defined in the Investment Act, with at least seventy percent (70%) of a BDC’s assets required to be securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and high quality debt instruments. ComCam International, Inc. (“International”) is ComCam’s sole portfolio company.

This summary of significant accounting policies of Comcam, Inc. (the “Company”) and its portfolio company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

During the three month period ended September 30, 2006, Comcam, Inc., (the “Company”, “CMCA”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.

As of September 30, 2006, the Company had one portfolio company: Comcam International, Inc.

Comcam International, Inc. is a Delaware corporation engaged in the ongoing development and sale of its Internet: Protocol remote control platform cameras, micro-servers, associated software, and unique end-to-end network solutions. Internet Protocol is the procedure for regulating the transmission of data over a network, be that a local area network or the internet. Comcam International’s Internet Protocol video products are designed to work efficiently over a network, whether the network is connected by cable or over a wireless connection, by breaking up data into small transmittable units which are then reassembled on the receiving end.

COMCAM, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

Note 2 – Nature of Organization – (continued)

The Company’s Board of Directors has determined that it was both necessary and appropriate to withdraw the Company’s election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“the Act”). The Company intends to seek shareholder approval to withdraw its BDC election.

The Board’s decision to withdraw the Company’s BDC election stems from several reasons. First, the Company has not, since electing to be a BDC, managed to conduct its operations in a manner compliant with the regulations governing BDC’s. Second, the Company recently received correspondence from the Securities and Exchange Commission that cited several areas of non-compliance asking that the Company correct the compliance infractions and file a response with the Commission.

Among the areas of non-compliance cited are the following:

During the period where the Company was reporting as a BDC, the Company continued to file its periodic financial reports under Regulation SB rather than the required Regulation SX. During the period where the Company was reporting as a BDC, the Company filed a materially defective offering circular under Regulation E.

During the period where the Company was reporting as a BDC, the Company did not file timely Form 2-E notices. During the period where the Company was reporting as a BDC, the Company inappropriately consolidated its financial statements with those of its subsidiary, ComCam International, Inc.

During the period where the Company was reporting as a BDC, the Company may have had senior security leverage in excess of that permitted by the Investment Company Act of 1940. During the period where the Company was reporting as a BDC, the Company’s Board of Directors’ independence may have been compromised by certain transactions between the Company’s portfolio investments and companies controlled by independent directors.

During the period where the Company was reporting as a BDC, the Company had Preferred Stock issued and outstanding that may have violated certain sections of the Investment Company Act of 1940. During the period where the Company was reporting as a BDC, the Company may have been acting as a operating company rather than an investment company as required.

During the period where the Company was reporting as a BDC, the Company did not maintain a proper fidelity bond as required by Section 17 of the Act. During the period where the Company was reporting as a BDC, the Company may have issued shares in violation of Section 23 of the Act.

The Company intends to seek shareholder approval to withdraw its BDC election in the coming weeks. In the meantime, the Company has ceased all sales of securities under Regulation E.

The Board of Directors has determined that the Company will no longer attempt to operate as an investment company and believes that it can conduct its operations in a manner that will not cause the Company to be subject to the Investment Company Act once the BDC election is withdrawn.

COMCAM, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

Note 3 — Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year-ended December 31, 2005. Therefore, those footnotes are included herein by reference.

Note 4 — Going Concern

As of September 30, 2006, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 5 — Pro-forma Financial Information

The following condensed, summary pro-forma financial information is provided for the nine month period ended September 30, 2006 to provide a comparative analysis between the reporting requirements should the BDC election be withdrawn and the financial statements reported in this Form 10-Q:

                                                       As Reported            Pro-Forma Consolidated
                                                   ---------------------     -------------------------

Balance Sheet:
   Current Assets                               $                 9,535   $                   236,853
   Investments                                                1,448,131                             -
   Property and equipment, net                                        -                        11,764
   Other Assets                                                       -                         4,106
                                                   ---------------------     -------------------------
   Total Assets                                               1,457,666                       252,723
                                                   =====================     =========================

   Current Liabilities                                          201,250                     1,881,523
                                                   ---------------------     -------------------------
   Total Liabilities                                            201,250                     1,881,523
   Stockholders Equity                                        1,256,416                     1,628,800
                                                   ---------------------     -------------------------
   Liabilities and Equity                                     1,457,666                       252,723
                                                   =====================     =========================

Statements of Operations:
   Sales                                        $                     -   $                    41,438
   Interest Income                                                    -                         1,910
   Interest Expense                                                   -                        83,446
   Operating Expense                                             18,206                       434,814
                                                   ---------------------     -------------------------
   Net Operating Loss                           $                18,206   $                   393,374
                                                   ---------------------     -------------------------
                                                   ---------------------     -------------------------
   Net Loss                                     $                18,206   $                   474,910
                                                   =====================     =========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2006. Our fiscal year end is December 31.

Overview

On January 10, 2005, Comcam, Inc. (the “Company”) elected to be regulated as a Business Development Company (“BDC”) as outlined in the Investment Company Act of 1940 (“Investment Act”) by filing a Form NT-54A with the Securities and Exchange Commission (“Commission”). A BDC is a publicly registered closed-end investment company that is regulated under the Investment Act, as conceived under the Small Business Incentive Act of 1980, to provide capital to small developing businesses in the United States. BDC’s are required either to control the businesses or make available significant managerial assistance. A BDC is not intended to be a passive investment vehicle. Investments made by BDC’s are restricted to qualifying assets, as that term is defined in the Investment Act, with at least seventy percent (70%) of a BDC’s assets required to be securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and high quality debt instruments. ComCam International, Inc. (“International”) is ComCam’s sole portfolio company.

During the three month period ended September 30, 2006, Comcam, Inc., (the “Company”, “CMCA”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.

As of September 30, 2006, the Company had one portfolio company: Comcam International, Inc.

Comcam International, Inc. is a Delaware corporation engaged in the ongoing development and sale of its Internet: Protocol remote control platform cameras, micro-servers, associated software, and unique end-to-end network solutions. Internet Protocol is the procedure for regulating the transmission of data over a network, be that a local area network or the internet. Comcam International’s Internet Protocol video products are designed to work efficiently over a network, whether the network is connected by cable or over a wireless connection, by breaking up data into small transmittable units which are then reassembled on the receiving end.

The Company’s Board of Directors determined that it was both necessary and appropriate to withdraw the Company’s election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“the Act”). The Company intends to seek shareholder approval to withdraw its BDC election.

Business

On January 10, 2005, the Company’s Board of Directors elected to have the Company be regulated as a business development company under the Investment Company Act of 1940. As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”.

Subsequent to the quarter ending September 30, 2006, the Company received communication from the Enforcement Division of the Commission which indicated that the Commission was of the opinion that the Company had committed several 1940 Act infractions. The possibility of these and other violations called into question whether the Company would be able to return to full compliance with the 1940 Act.

In consideration of the 1940 Act compliance concerns, and the planned future operations of the Company, the Board has evaluated and discussed the feasibility of the Company continuing as a BDC. The Board believes that given the changing nature of the Company’s business and investment focus in international companies, the regulatory regime governing BDC’s is no longer appropriate and will hinder the Company’s future growth. In addition, given the Commission’s view of past non-compliance with the 1940 Act, the Company is concerned that it may not satisfy the Commission that the Company is in full compliance with the 1940 Act.; Management is of the opinion that the Company would otherwise be in compliance with the Securities Act of 1933 (“Securities Act”) and the Exchange Act. Given the size of the existing portfolio investments, and the non-diversified nature of the Company’s portfolio, the Board believes that the Company will not be required to be regulated under the 1940 Act once it withdraws its BDC election. On December 12, 2006, the Company’s Board of Directors voted unanimously to withdraw the Company’s election to be treated as a Business Development Company pursuant to Section 54 of the Investment Company Act of 1940 (“the Act”). Pursuant to the provisions of the Act, the Company must now obtain the consent of a majority of the Company’s shareholders before it may file the necessary paperwork to formally withdraw its BDC election.

The Board’s decision to withdraw the Company’s BDC election stems from several reasons. First, the Company has not, since electing to be a BDC, managed to conduct its operations in a manner compliant with the regulations governing BDC’s. Second, the Company recently received correspondence from the Securities and Exchange Commission that cited several areas of non-compliance asking that the Company correct the compliance infractions and file a response with the Commission.

Among the areas of non-compliance cited are the following:

During the period where the Company was reporting as a BDC, the Company continued to file its periodic financial reports under Regulation SB rather than the required Regulation SX. During the period where the Company was reporting as a BDC, the Company filed a materially defective offering circular under Regulation E.

During the period where the Company was reporting as a BDC, the Company did not file timely Form 2-E notices. During the period where the Company was reporting as a BDC, the Company inappropriately consolidated its financial statements with those of its subsidiary, Comcam International, Inc.

During the period where the Company was reporting as a BDC, the Company may have had senior security leverage in excess of that permitted by the Investment Company Act of 1940. During the period where the Company was reporting as a BDC, the Company’s Board of Directors’ independence may have been compromised by certain transactions between the Company’s portfolio investments and companies controlled by independent directors.

During the period where the Company was reporting as a BDC, the Company had Preferred Stock issued and outstanding that may have violated certain sections of the Investment Company Act of 1940. During the period where the Company was reporting as a BDC, the Company may have been acting as a operating company rather than an investment company as required.

During the period where the Company was reporting as a BDC, the Company did not maintain a proper fidelity bond as required by Section 17 of the Act. During the period where the Company was reporting as a BDC, the Company may have issued shares in violation of Section 23 of the Act.

The Company intends to seek shareholder approval to withdraw its BDC election. In the meantime, the Company has ceased all sales of securities under Regulation E.

The Board of Directors has determined that the Company will no longer attempt to operate as an investment company and believes that it can conduct its operations in a manner that will not cause the Company to be subject to the Investment Company Act once the BDC election is withdrawn.

Results of Operations

Revenues

The Company generated no revenues for the three or nine month period ended September 30, 2006 and September 30, 2005.

Losses

Net losses for the three month period ended September 30, 2006 decreased to $3,727 from $5,529 for the three month period ended September 30, 2005. Net losses for the nine month period ended September 30, 2006 decreased to $18,206 from $343,642 for the nine month period ended September 30, 2005. The decrease in losses over the comparative nine month periods can be primarily attributed to a decrease in general and administrative expenses. The Company expects to continue to incur losses over the next twelve months.

Expenses

The Company incurred no general and administrative expenses for the three month period ended September 30, 2006 and September 30, 2005. General and administrative expenses for the nine month period ended September 30, 2006 decreased to $7,215 from $328,890 for the nine month period ended September 30, 2005.The decrease in general and administrative expenses over the comparative three and nine month periods is attributable to a decrease in personnel costs, professional fees, accounting expenses, and costs attendant to financing activities.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. Further, the Company believes that it can offset any inflationary increases in the cost of components and third party manufacturing by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $18,206 for the nine month period ended September 30, 2006, as compared to cash flow from operations of $36,423 for the nine months ended September 30, 2005. The Company expects to continue to use cash flow in operating activities until such time as we can realize a profit from operations.

Cash flow used in investing activities was $0 for the nine month period ended September 30, 2006 and $0 for the nine month period ended September 30, 2005. The Company does not expect to generate cash flow from investing activities in future periods.

Cash flow provided by financing activities was $27,741 for the nine month period ended September 30, 2006 as compared to $36,423 used in financing activities for the nine month period ended September 30, 2005. Cash flow generated from financing activities in the current nine month period can be attributed to notes payable, bearing interest at 8%, due on demand and issuance of common stock. The Company expects to generate additional cash flow from financing activities in future periods.

The funding of operations for the next twelve months and beyond cannot be assured until such time as the Company realizes a net profit from operations. Our revenues are insufficient to fund operations, and a working capital deficit of $191,715 as of September 30, 2006 remains significant. Management understands that we have a substantial need for substantial capital to build our business although we have no current commitments or arrangements with respect to additional capital. Our major shareholders would be the most likely source of debt or equity placements though none has made any commitment for future investment. Should we be unable to obtain additional funds either through realizing a net profit or from additional debt or equity funding, we may be forced to curtail or cease our activities.

The Company had no formal long term lines of credit or other bank financing arrangements as of September 30, 2006.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the nine month periods ended September 30, 2006 or 2005.

The Company does not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

Going Concern

ComCam’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $3,654,319 as of December 31, 2005. Our ability to continue as a going concern is subject to the ability of ComCam to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address ComCam’s ability to continue as a going concern, includes (i) realization of increased revenues from International’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of ComCam’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow ComCam to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 2 to the audited, financial statements for the years ended December 31, 2005 and 2004, Comcam discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. Comcam believes that the accounting principles which we utilize conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company currently generates no revenue.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the Securities and Exchange Commission (“Commission”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-Q because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

-        our financial performance and business plan;
-        the sufficiency of existing capital resources;
-        our ability to raise additional capital to fund cash requirements for operations;
-        uncertainties related to the Company's business prospects;
-        the ability of the Company to generate revenues to fund operations;
-        the volatility of the stock market and;
-        general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors.” We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The loss for the 2005 fiscal year was $535,358 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our December 31, 2005 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering there has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all. Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. We also believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There is no Assurance of Continued Public Trading Market and Being a Low Prices Security may Affect the Market Value of Our Stock To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

                - the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,
                - the brokerage firm's compensation for the trade, and
                - the compensation received by the brokerage firm's sales person for the trade.
                In addition, the brokerage firm must send the investor:
                - a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and
                - a written statement of the investor's financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired. There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Don Gilbreath, our Chief Executive Officer and Chief Financial Officer. We cannot assure you we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel’s services could adversely affect our ability to develop our business plan. We have no employment agreements or life insurance on Mr. Gilbreath.

Delaware Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Portfolio of Investments is Non-Diversified

The Company is a non-diversified company. As a result, if Comcam International, Inc. fails to perform as expected, our financials results could be more negatively affected and the magnitude of the loss could be more significant than if we had multiple investments to spread the risk. At present, our portfolio investments consist of one investment, Comcam International, Inc.

Our Expenses exceed investment income

Our operating expenses have exceeded investment income, which could affect our ability to continue as a going concern. To maintain operations we will need to borrow money or raise additional capital to fund our ongoing operating expenses. We cannot be assured that that financing whether from external sources or related parties will be available, or if available, on favorable terms. Also the sale of our common stock to raise capital may cause dilution to our existing shareholders. It may also cause our stock price to decline or, if we are not successful in raising additional capital, we would need to curtail business operations, or cease to continue as a going concern.

RISKS RELATED TO OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Investing in Private Companies Involves a High Degree of Risk

Our portfolio will consist of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our Common Stock Price May be Volatile

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

       - Price and volume fluctuations in the overall stock market from time to time;
       - Significant  volatility  in the market  price and trading  volume of  securities  of business  development  companies or other financial services companies;
       - Volatility  resulting from trading in derivative  securities  related to our common stock  including  puts,  calls,  long-term equity anticipation securities, or Leaps, or short trading positions;
       - Changes in  regulatory  policies or tax  guidelines  with respect to business  development  companies or regulated  investment companies;
       - Actual or anticipated changes in our earnings or fluctuations in our operating results;
       - General economic conditions and trends; or
       - Departures of key personnel

Our Expenses Exceed Investment Income

Our operating expenses have exceeded investment income, which could affect our ability to continue as a going concern. To date we have reported minimal returns from our investments. We have funded our investments from raising capital, which causes additional dilution to shareholders.

We May Not Have Adequate Resource to Comply with Rules and Provisions

The Company’s size and capital resources may have an effect on its ability to adequately comply with the Investment Company Act of 1940. Specifically, the Company is required to maintain a fidelity bond and additional internal controls, employ a chief compliance officer and remain current on all 1933 and 1934 Act filings. If the cost of compliance becomes prohibitive, we may fall out of compliance or unwittingly violate sections of the 1940 Act. Failure to comply with the 1940 Act may affect our ability to continue as a going concern.

We Have Not Been Able to Maintain Compliance With the Investment Company Act of 1940

We received notice from the Securities and Exchange Commission indicating that there are several instances where we have not been in compliance with the Investment Company Act of 1940, including our capital structure and the nature of our investments. Certain of the violations are of a nature that would be difficult for us to fully resolve and, even if we were able to do so, we could not eliminate the fact that we did operate for some period of time with violations of the Act. Failure on our part to become compliant or maintain compliance could result in enforcement action against us taken by the SEC that could impact our ability to continue as a going concern.

We May Not Be Successful in Withdrawing Our BDC Election and, Even if Successful, the Impact of Such Withdrawal Could Have Adverse

Affects on Our Operations

Because of the 1940 Act violations and the fact that the nature of our business is such that it is impractical to become fully compliant, our Board of Directors has recommended that we withdraw our BDC election, which in turn would result in our no longer being subject to the Investment Company Act of 1940. We believe that, absent the additional compliance mandated by the 1940 Act, we would otherwise be compliant with the securities laws. However, in order to withdraw our BDC election, we are required to obtain the consent of a majority of shareholders. If we fail to obtain the requisite majority shareholder approval, we would not be able to withdraw our BDC election. This could result in our receiving SEC sanctions for failing to comply with the 1940 Act or force us to incur significant legal, accounting and operational costs attempting to become fully compliant, a status that may not be achievable. If we are unable to withdraw our BDC election or become compliant, our ability to continue as going concern could be materially affected. Further, if we withdraw our BDC election, but are still deemed to be an investment company by the Commission, we could be subject to the compliance requirements of the 1940 Act without the benefits afforded by the BDC election. This increased compliance requirement could adversely affect our ability to continue as a going concern.

During Periods of Non Compliance, We Raised Capital Though an Exemption Available Only to BDC’s

The Securities Act of 1933 provides an exemption from registration for eligible BDC’s. The Company periodically relied upon this exemption which functioning as a BDC; however, during this period, the Company may have been out of compliance with the 1940 Act and may have been selling securities under an offering circular that was materially deficient as to form and content. These sales could be deemed securities violations and could subject us to both enforcement action by the Commission or civil action taken by the purchasers of the securities. We are not aware of any threatened civil actions; however, either an enforcement action or a civil action could negatively impact our ability to continue as a going concern.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 21st day of December, 2006.

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

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Don Gilbreath, certify that:

(1)     I have reviewed this quarterly report on Form 10-Q of Comcam, Inc;

(2)     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 21, 2006

By: /s/ Don Gilbreath

Don Gilbreath, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Don Gilbreath, certify that:

(1)     I have reviewed this quarterly report on Form 10-Q of Comcam, Inc;

(2)     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 21, 2006

By: /s/ Don Gilbreath

Don Gilbreath, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Comcam, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Don Gilbreath, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)     the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer

December 21, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Comcam, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Don Gilbreath, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)     the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Don GilbreathDon
Gilbreath

Chief Financial OfficerDecember
21, 2006