Form 10KSB
period 2006-12-31
COMCAM INC
filed 2007-04-02
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 814-00695

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

Common Stock ($0.0001 Par Value)

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

Yes                   No      X

Registrant's revenues for its most recent fiscal year were $44,402.

The aggregate market value of the registrant's common stock, (the only class of voting stock), held by non-affiliates was approximately $397,019 based on the average closing bid and ask price for the common stock on March 30, 2007.

As of March 30, 2007, there were 34,408,634 shares outstanding of the registrant's common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

As used herein the terms “ComCam,” “we,” “our”, and “us” refer to ComCam, Inc., and our predecessors, unless the context indicates otherwise. The term “International” refers to our subsidiary, ComCam International, Inc.

We were incorporated as “Innovin Development Corporation” on December 18, 1997, in the State of Delaware. On March 5, 1998 we changed our name to “Anglo-Sierra Resources Corp.” and on March 15, 1999 to “Bullet Environmental Technologies, Inc.” to reflect a focus on divergent business operations. We changed our name to “ComCam, Inc.” on June 3, 2002 as the result of our acquisition of International.

On January 10, 2005, ComCam elected to be regulated as a Business Development Company (“BDC”) as outlined in the Investment Company Act of 1940 by filing a Form NT-54A with the Securities and Exchange Commission (“Commission”). On December 28, 2006, the holders of a majority of the outstanding shares of ComCam’s common stock entitled to vote executed a written consent that approved the withdrawal of our BDC election. Subsequent to the year ended December 31, 2006, on March 9, 2007, we filed a notice of our withdrawal on Form NT-54C with the Commission.

ComCam’s principal place of business is located at 1140 McDermott Drive, West Chester, Pennsylvania, 19380, and its telephone number is (610) 436-8029. ComCam’s registered statutory office is located at The Company Corporation, 400-2711 Centerville Road, Wilmington, Delaware, 19808.

ComCam currently trades on the Over the Counter Bulletin Board under the symbol “CMCA”.

BUSINESS OPERATIONS

Summary

ComCam’s mission, though our subsidiary, is to become a leader in the digital video camera and software industry as a pioneering developer and provider of Internet Protocol wired and wireless video products and solutions.

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

Products

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

International’s video networking system is comprised of proprietary hardware (namely International’s “COMCAM Series 10” cameras and micro-servers) and software (including the “C3” and “Pocket C3”), and other components that are programmable and can be reconfigured to integrate a wide variety of complementary applications. International’s competitive features include:

|X| high performance with low-power consumption;

|X| proprietary, low bandwidth compression;

|X| frame-by-frame encryption; motion-detection, access-control and other software capabilities; and

|X| multiple input/output ports.

All of International’s products use flexible viewer/recorder software that runs on PCs, handheld personal digital assistants (“PDAs”) and cell phones. The operating platform is a hardware and software solution which can integrate old-style analog systems with next-generation IP surveillance/security applications.

Markets

The target for International’s next-generation video products, solutions, and services is the growing global market for fixed and mobile security applications over a wide range of uses. Applications include telemedicine, transportation monitoring, process control and customized solutions in high-margin specialty and mass-market sectors within corporate, government, and residential markets.

During 2005, International sold a limited quantity of units which were primarily used for testing purposes. International’s customers have included certain United Stated Governmental agencies as well as private firms. International’s marketing goal is to procure government contracts, expand commercial business and, in the future, penetrate the retail market.

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

Over the last 20 years, video monitoring and surveillance applications have been served by analog technology, which requires heavy maintenance, does not offer remote accessibility, and is notoriously difficult to integrate with other information technology systems. In addition, searching for a sequence on videotape has traditionally taken hours of playback and searching. Despite these drawbacks, analog technology was popular within the security markets. Until recently, video in security applications was primarily used to provide raw data. However, new technology enables more precise information, making it possible to communicate, make decisions, and activate an immediate response to any perceived threat. Advances in communication technologies now make it easier to convert video into valuable real-time or time-lapsed information. Digital cameras today can be plugged into a standard computer network and offer greater performance and reliability than analog cameras. Large video archives can now be easily stored. Importantly, digital video archives can be indexed and specific video clips located quickly and easily. New product introductions or enhancements, declining market prices for component parts and products, and competing or overlapping systems and technologies characterize the dynamic nature of the security surveillance industry today. The potential for the burgeoning digital video market is evident as the industry makes the transition from analog to digital technology.

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

The networking video system utilized by International is a hardware and software solution that integrates existing analog as well as next-generation IP-surveillance and security applications. This technology has come about as a result of International’s multi-disciplinary research and development effort combining video systems design with related software products.

Hardware Products: the COMCAM 10 Series

A traditional commercial digital video system incorporates three components: (1) the camera or video-capture device, (2) the player or video-display device, and (3) the server, storage medium, or data-management device. International assembles all three components and offers them as one integrated system, the COMCAM 10 series.

The COMCAM 10 series uses technologies for video capture, compression, analysis, and transmission capabilities. COMCAM 10 technology works in all wired and wireless networks, including the Internet. COMCAM 10 operates to licensed standards (e.g., cellular phones) and unlicensed standards (e.g., the IEEE 802.11b Wireless standard and Bluetooth). The COMCAM 10 series product compatibility represents a competitive advantage since it can be deployed in over one hundred countries around the world.

Compression is the key factor for effective IP-surveillance. The COMCAM 10 system operates in digital format with a very sophisticated video compression technology that achieves a 300 to 500 percent improvement over the leading conventional compression solution JPEG and is more dynamic than MPEG.

Sophisticated software, embedded in the COMCAM 10 camera and micro-server, compresses and manages the broadband video-signal in real-time before transmitting it either via a wire line or wirelessly. Video entering the device’s IDNC network processor is converted to digital data, compressed, and formatted for local storage or direct transmission to a network server. As a storage medium, International’s COMCAM 10 server compresses video signals and provides the option of storing data for further usage and analysis either within the camera, on a local PC or on a central network server. The COMCAM 10 enables easy data trans-coding to any data format which facilitates fast transmission to a variety of devices, such as cell phones, PDA’s, etc.

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

Video data can be transmitted over standard networks using any type of transmission media, such as Ethernet, wireless LAN, or conventional dial-up phone lines. Data is then received by a computer running International’s viewer program, the C3 or Pocket C3, which decodes and decompresses the images for viewing or archiving. The C3 and Pocket C3 can also be used to send proprietary user commands back to the COMCAM 10 through the same path used to transmit the video data. Commands are decoded by the COMCAM 10 and can be used to control remote devices such as pan/tilt/zoom camera domes and door locks. International’s unique management software modules can serve as stand-alone applications or browsers that can facilitate customization (i.e., translations) by local resellers, as well as interfacing to third-party and nonstandard devices like the Compaq I-PAQ and Symbol MC-50, both of which are PDAs which can be used as monitors and controls for International’s devices.

New Products

On March 21, 2006, International announced the production of a new camera, the CF-130, which has a resolution of 1.3 mega pixels and delivers crisp, uncompressed, digital video over long distances previously unattainable by conventional camera systems. The CF-130 has both night and day capability. Higher resolution models will be introduced later in 2006.

On April 5, 2006, International announced the release of a facial recognition system breakthrough, Intelligent Video Analysis, which provides high accuracy with minimal data requirements and low bandwidth video. The efficient, scalable architecture allows a single recognition server to manage large numbers of cameras over standard networks. Intelligent Video Analysis is the first result of a collaborative effort between International and Alparysoft Inc. of Tomsk, Russia.

Manufacturing

On October 27, 2005, International announced that it had begun manufacturing with Pennsylvania-based Strategic Manufacturing Technologies, Inc. (“Strategic”), located at 505 Trestle Place, Downingtown, Pennsylvania, 19353. International has no manufacturing agreement in place. Based on International’s purchase orders, Strategic obtains the necessary computer and camera components from source suppliers such as Motorola, Inc., and Analog Devices, Inc. Strategic then uses these components to manufacture and assemble International’s camera systems. Following Strategic’s manufacturing process, International perform any needed final assembly in-house. International’s customers then install their purchased units and International provides ongoing technical support.

International has begun a limited but scheduled delivery of its products from Strategic. Historically, International has had a time lag between purchases and delivery of International’s product. However, since International’s first purchase from Strategic, International have ordered between 50 and 200 units per month and are now able to stock International’s products for immediate distribution.

Customers

During 2005 and 2006, International sold limited quantities of units primarily for testing purposes, as well as provided consulting services and expert witness testimony. International’s unrelated customers have included:

o Technology Service Corporation: they have purchased three video security systems and International has provided software expertise to as a part of a team for product integration;

o University of South Florida, St. Petersburg, working with the Coast Guard and the Department of Commerce: they have purchased ten video security systems for work on port system security vehicles;

o Fish & Richards, PC, San Diego, CA: International consulted for them in the capacity of an expert witness in a high-profile infringement case; and

o Strela-Development AG, Switzerland: for whom International has provided software development.

International’s related customers have included:

o Pinnacle Electronic Systems, Inc., West Chester, PA: they have purchased two video security systems and International has provided software consulting services with regard to two projects, the Federal Detention Center (Brooklyn, NY) and the Liberty Center (Philadelphia, PA).

Additionally, International has recently delivered video systems to the National Oceanic & Atmospheric Administration (Department of Commerce) and the State of Washington Fish and Wildlife Service.

Marketing and Sales Opportunities

International’s marketing and sales team operates from West Chester, Pennsylvania, and targets three market segments.

1.

International intends to sell its products and/or licenses for International’s core proprietary technology to original equipment manufacturers (“OEM”) as well as other key technology providers such as software developers and network systems operators who may in turn integrate International’s technology with their own branded products. Since 2002 International has been a supplier of original technology (e.g., COMCAM 10, C3) to the University of South Florida’s Center for Ocean Technology for the development of remotely operated underwater vehicles. The University of South Florida plans to offer these vehicles for sale to United States and European underwater agencies at which time International expect to enter into an agreement to serve as an OEM supplier.

2.

International supplies qualified distributors and value added resellers (“VARs”) with a customer list who then incorporate International’s products as part of their sales efforts. International’s qualified distributors and VARs are established companies with at least five years’ experience working in the surveillance industry, have IT experience, can perform local translating when necessary, and provide marketing, installation, service, and support.

3.

International sells directly to end-users, including government and commercial markets and plans to sell directly to residential users of video security applications. Notably, the residential market is underserved and has the highest long term growth rate potential in this sector of the industry.

International’s marketing and sales advantage is due to the flexibility of International’s technological platform which lends itself to rapid integration with many third-party technologies including access control, biometric, radio frequency identification (RFID), chemical detection, and seismic detection. International’s suite of software products and tools can extend the performance and functionality of many products, especially in the area of remote control with video. International believes that the current CCTV (closed circuit television), access control, biometrics and digital communications markets are consolidating and that International’s technology may well be the glue that will integrate these markets.

Business Partners

International builds partnerships with a variety of manufacturers, systems integrators, and other companies. One of these partnerships is with Symbol Technologies, Inc. (“Symbol”), a leader in mobile computing, RFID, and scanning technology. International is a member of Symbol’s PartnerSelect program as an authorized reseller. Further, International’s Pocket C3 software has been tested on all Symbol’s mobile computers and received their Symbol PLUS validation for use on all Symbol devices. In their validation report, International’s software was deemed “very straightforward and simple to set up... [and] worked right out of the gate on all devices under test.” As such, International are beginning to focus on bundling International’s hardware and software with Symbol’s mobile computers for a simple, comprehensive, mobile security system.

On April 15, 2005, International entered into a Teaming Agreement with Technology Service Corporation, (“TSC”) an employee-owned, high technology company engaged in providing engineering services and specialized products to U.S. governmental agencies and private industry. TSC’s specialized products include sensor and subsystem prototype development and demonstration, electronic circuit board manufacture, test devices, computer applications for “radar siting,” geographic information services, and sensor/system modeling and simulation. International have combined TSC’s current technology with International’s own to provide a powerful web based satellite imagery application that allows the user to zoom down to a detailed ground level view where various devices produced by International deliver live video and sensor data. TSC is committed to including International as part of its corporate presentation and, where appropriate, in its bids on federal government and other projects. International’s agreement with TSC provides that each entity may incorporate the other’s products and/or services into a proposal or bid on a case-by-case basis as is appropriate. Most recently, International’s technology was incorporated in a TSC bid for a Texas border security initiative. The Texas border security bid was formally submitted by DRS Technologies, Inc./Night Vision Equipment Company (a defense contractor) in mid-August 2006. Also, International’s technology was incorporated into a TSC bid for the US Navy, under the Naval Facilities Engineering Command (NAVFAC) Anti-terrorism Force Protection (ATFP) Ashore Program (“Ashore”). The Ashore bid was formally submitted by EG&G (a defense contractor and subsidiary of URS Corporation) in July 2006.

The innovative Wireless Camera Surveillance System (“WCSS”), from Beacon Products, Inc. (“Beacon”), features International’s video network technology, which received recognition as the first fully integrated IP wireless surveillance system designed as an outdoor lighting fixture. Buildings Magazine, a national publication for owners and operators of commercial buildings, selected Beacon’s WCSS system as one of the “Top 100 Products of the Year 2003.” Electrical Construction & Maintenance Magazine named Beacon’s WCSS system “Product of the Year 2004” in its Safety and Security category. Our partnership with Beacon represents an anticipated sales channel. Beacon’s North American sales force is comprised of 700 representatives in numerous cities and municipalities. We have no agreement with Beacon but intend to renew a partnership and resume International’s engagement in join marketing and sales efforts.

However, as International’s previous partnership led to no revenue, International can make no assumptions about how beneficial a new Beacon partnership will be to International’s business.

International has also begun a cross licensing and joint development venture with Strela Development AG of Switzerland (“Strela”). International’s core technology is to be included in Strela’s HealthSourceOne platform of remote medical diagnostic products and services. Strela will, in turn, license International’s sensor technology for use in non-medical markets. International invoices Strela for periodic consulting services and has no formal agreement in place.

COMPETITION

Competition within the international market for fixed and mobile commercial video cameras and other equipment communication systems is intense. While there is no dominant technological or business leader, there are many companies with greater financial resources and more established distribution channels than International. However, International offers a highly competitive video camera system that meets the requirements of both the commercial wired and wireless end-users, including the offering of a fully functional, compact wireless system for mobile and personal usage. International’s products are distinguished by next-generation innovations that are both sophisticated and cost effective. Further, International believes that it has few direct competitors based on what International considers to be seven important product and industry characteristics:

|X| Flexibility: Programmable behavior; new algorithms and accessories at the video/control source;

|X| Video Features: Distinct video compression advantage vs. mainstream 300%-500% smaller than JPEG, more dynamic than MPEG;

|X| Physical Features: Adaptive power consumption — localized solar power capability;

|X| Network Features: Works on wireless networks and low bandwidth networks;

|X| Storage Features: Local storage and network balance;

|X| Software: Strong user and developer suite of software; and

|X| Barriers to Competition: Multidisciplinary R&D path, cross-disciplinary deployment.

As a specialized solutions integrator with a suite of hardware and software products, International faces current and prospective competitors from many sectors of the expanding video networking and security market – and International finds itself working with apparent competitors to complement a limitation in the competitor’s solution-solving capabilities.

In general, competitors include many companies from key sectors of the video networking and security market, including: hardware (e.g., camera and digital video recorder), software (e.g., analysis, access control), networking (e.g., WiFi, cell) and specialized solutions (e.g., data integration, data management). However, International’s principal competitors are camera manufacturers and/or suppliers that offer increasingly more sophisticated products, including Internet Protocol capabilities. The competition falls into the following broad categories:

|X| Leading security camera companies: these include Axis Communications, Pelco, Pixord, Mobotix AG and others that supply a diverse product line of cameras, digital video recorders and other products;

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS AND LABOR CONTRACTS

ComCam recently acquired US Patent 6,975,220 which is expected to enhance the command-and-control appliances and remote management services offered by International.

International’s software is developed in-house and licensed to customers in connection with sales of hardware. International has secured copyright protection for its software.

International has no patents, trademarks, licenses, franchises, concessions, or royalty agreements associated with its products.

International is not subject to any labor contracts.

GOVERNMENTAL REGULATION

The following information generally summarizes governmental approval and regulations that pertain to International’s operations. International is subject to local, state and national taxation. International’s fixed and mobile digital video cameras and communication systems must conform to local, national and international governmental authorities that set the regulations by which communications are transmitted within and across respective territories.

The FCC

Certain components within International’s products are required to meet Federal Communications Commission (“FCC”) approval, specifically for Classes A & B Digital Devices relating to Part 15, which is a common testing standard for products similar to International’s own. FCC Part 15 basically covers the regulations under which a device emits radio frequency energy by radiation, and the technical specifications, administrative requirements, and other conditions relating to the marketing of FCC Part 15 devices. Approvals as required in relation to Part 15 are obtained independently by suppliers of these components.

The FCC’s definition of a Class A Digital Device is one which is marketed for use in a commercial, industrial or business environment. International’s COMCAM series 10 camera is a Class A Digital Device. However, since International sells its hardware products to system integrators, dealers and other third-party resellers who integrate International’s products into their own FCC approved video solutions, International is not required to obtain FCC approvals. Rather, each reseller secures its own FCC and/or other approvals.

The FCC’s definition of a Class B Digital Device is one which is marketed for use in a residential environment. Our cameras and micro-servers are not currently sold directly into the consumer market nor to International’s knowledge are they being deployed by third-party distributors and/or resellers in a residential environment within the United States.

Although International does not currently need to seek approval for its devices due to the particulars of its current sales and customer utilization, International does plan to produce a new generation of cameras and accompanying microservers for which International will seek appropriate FCC approval. In order to obtain FCC approval International will provide the FCC with examples of this new generation of products which will be subjected to a series of standardized radiation tests. Sufficient test results will cover International’s products with the FCC’s approval.

Additional Regulation

Outside the FCC’s jurisdiction International has integrated its products successfully within existing governmental regulation and are confident that any changes in governmental regulations can be met in relation to International’s core technology. Compliance with localized government regulation is made incumbent on International’s distributors and resellers. International’s Japanese distributor, Multi-Media 21 Co. Ltd. has sold International’s products in Japan since 2000 in accord with local regulatory standards. International’s distributor for the Commonwealth of Independent States, Alparysoft Inc., is in the process of complying with adoption requirements for International’s products within their territory.

ENVIRONMENTAL LAWS

International is not currently affected by compliance with any environmental laws. However, lead danger has historically been an issue in high-tech industries.

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

To satisfy lead related requirements as they expand in International’s customer’s states and countries, International may need to substitute different components into International’s hardware. These replacement components will need to contain less of the hazardous materials which are finding their way into the world’s landfills.

RESEARCH AND DEVELOPMENT

ComCam is involved on an ongoing basis in research and development activities related to improving the capacity and performance of International’s products. During the years ended December 31, 2006 and 2005, ComCam spent $31,210 and $251,045, respectively, on research and development activities. We expect to increase research and development expenditures as International’s business develops.

EMPLOYEES

ComCam has four (4) full time employees and three (3) part time employees with four (4) individuals who work as independent consultants. ComCam also uses consultants, attorneys, and accountants, and will engage additional full-time employees as such are required. International’s employees are as follows:

         Full-time:

         Don Gilbreath, President, CEO, CFO

         David Rosen, Vice President Corporate Development

         Carolyn Scheppner, Senior Software Engineer

         Andy Finkel, Senior Software Engineer

         Part-time:

         Louise Carroll, Office Manager

         Mike Rivers, Documentation

         Al Duncan, Operations

RISK FACTORS

ComCam’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to ComCam

COMCAM’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

ComCam’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2006 and 2005, stating that there are certain factors which raise substantial doubt about ComCam’s ability to continue as a going concern. These factors include limited revenue generating activities in place, and losses since inception.

COMCAM HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

ComCam had an accumulated deficit of $6,950,269 as of December 31, 2006. We do not expect to achieve profitability in the next twelve months and can provide no assurances that we will ever achieve profitability or in the event that we do achieve profitability that we will be able to sustain that profitability over time.

IF COMCAM DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2006, ComCam had a working capital deficit of $1,905,657. We do not expect to generate sufficient cash flow from operations to cover our expenditures until 2008. Until the point at which cash flow from operations match’s expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of additional working capital. Should we be unable to secure additional capital to cover our short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

COMCAM'S SUCCESS DEPENDS ON COMCAM'S ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

ComCam’s future success will depend substantially on the continued services and performance of Don Gilbreath and other key personnel. We have relatively few senior personnel, and so the loss of the services of Don Gilbreath or any other key employees could have a material adverse effect on ComCam’s business prospects, financial condition and results of operations. Our future success also depends on ComCam’s ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel could have a material adverse effect on our business prospects, financial condition and results of operations.

Risks Related to International

INTERNATIONAL MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS

International has historically had difficulty producing products because of cash flow shortages. Though International has recently resumed the production of its products, International’s future success depends in a significant part on its ability to evolve its hardware and software and to develop and introduce new products and technologies in response to market demands. If adequate funds are not available, International’s ability to develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited.

THE VIDEO MONITORING SURVEILLANCE INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND INTERNATIONAL’S PRODUCTS COULD BECOME OBSOLETE
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

THE MARKET ACCEPTANCE OF INTERNATIONAL'S PRODUCTS IS CRITICAL TO INTERNATIONAL'S GROWTH

International generates revenue from the design and sale of video surveillance systems; therefore, market acceptance of International’s products is critical. If International’s customers do not accept or purchase our products, then ComCam’s revenue, cash flow and/or operating results will be negatively impacted, thus negatively affecting International’s growth

INTERNATIONAL COMPETES WITH LARGER AND BETTER-FINANCED CORPORATIONS

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

INTERNATIONAL DEPENDS UPON ONE MANUFACTURER AND LIMITED SOURCE SUPPLIERS

International relies on Pennsylvania-based Strategic Manufacturing Technologies, Inc. (“Strategic”) to procure components and to manufacture video surveillance systems. International’s components are purchased by Strategic from such source suppliers as Motorola, Inc., and Analog Devices, Inc. International anticipates that it will continue to depend upon one or few manufacturers as well as a limited number of source suppliers, which reliance reduces the level of control we have and exposes International to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect business. International currently has no agreement with Strategic for the manufacture of video surveillance systems.

If International’s suppliers were unable to provide parts in the volumes needed or at an acceptable price, Strategic and International would have to identify and qualify acceptable replacements from alternative sources of supply. If International was unable to obtain these components in a timely fashion, it would likely not be able to meet demand. Any disruption of either component procurement or manufacturing delays could adversely affect International’s operations.

MISAPPROPRIATION OF PROPRIETARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELYIMPACT
INTERNATIONAL ‘S FINANCIAL CONDITION

International’s success depends significantly on protecting proprietary technology. Despite International’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use International’s technology or products. Monitoring unauthorized use of International’s technology is difficult, and International cannot be certain that any steps taken will prevent misappropriation of International’s technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States.

In addition, from time to time, third parties may assert patent, copyright, trademark and other intellectual property rights claims against us with respect to existing or future products or technology. If there is a successful claim of infringement and International fails or is unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, International’s business operations could be seriously harmed.

INTERNATIONAL’S BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

Local, national and international standards set by governmental regulatory authorities set the regulations by which communications are transmitted within and across respective territories. International’s fixed and mobile digital video cameras and communication systems are subject to such regulation in addition to national, state and local taxation. International’s products may be required to meet Federal Communications Commission approval, specifically for Classes A & B of Part 15 for the telephone related applications of our hardware products. Although International successfully operates within current governmental regulations it is possible that regulatory changes could negatively impact International’s operations and cause International to diminish or cease operations.

INTERNATIONAL’S PRODUCTS ARE SUBJECT TO ENVIRONMENTAL LAWS

New hazardous materials restrictions have been and are being sought in numerous jurisdictions worldwide. As these restrictions take effect, International may need to change the components it uses in certain key products. These components may be difficult to procure or more expensive than the components International currently uses. As such, current and future environmental regulations could negatively impact International’s operations.

Future Risks Related to ComCam’s Stock

COMCAM HAS SECURED FINANCING WHICH COULD NEGATIVELY IMPACT OUR SHAREHOLDERS

In June of 2005, ComCam and International procured a loan from ACC Investors, LLC, (“ACC Investors”) which requires a distribution of 100% of International’s shares to the shareholders of ComCam, which distribution is expected to take place in the second quarter of 2007. The distribution will likely affect ComCam’s shareholders because it will leave ComCam without business operations. The distribution will provide ComCam’s shareholders with shares of International on a pro rata basis.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2. DESCRIPTION OF PROPERTY

ComCam leases 4,500 square feet of office space on a month to month basis in West Chester, Pennsylvania. Our lease costs were approximately $50,000 and $49,000 for the years ended December 31, 2006 and 2005, respectively. We believe that the space leased is generally suitable and adequate to accommodate current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2006, the holders of a majority of the outstanding shares of ComCam’s common stock entitled to vote executed a written consent, in accordance with the provisions set forth in Title 8, Chapter 1, Subchapter VII § 228(a) of the State of Delaware General Corporation Law, that approved the withdrawal of our BDC election. Our board of directors decided to obtain the written consent of the holders of a majority of the outstanding common stock entitled to vote in order to eliminate the cost and delay involved in holding a special meeting of ComCam’s shareholders. Subsequent to the period covered by this report, on March 9, 2007, we filed our notification of withdrawal, Form N-54C, with the Commission.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ComCam’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc., under the symbol, “CMCA”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2006 and 2005 are as follows:

YEAR	QUARTER ENDING	HIGH	LOW
2006	December 31	$0.03	$0.01
	September 30	$0.03	$0.02
	June 30	$0.05	$0.03
	March 31	$0.06	$0.03
2005	December 31	$0.04	$0.03
	September 30	$0.15	$0.03
	June 30	$0.05	$0.03
	March 31	$0.06	$0.05

Common Stock

As of March 30, 2007, there were approximately 71 shareholders of record holding a total of 34,408,634 shares of common stock. ComCam’s board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the outstanding common stock is held in broker “street names” for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of March 30, 2007, there were 22 shareholders holding a total of 5,581,500 shares of Series A Preferred Stock (“Preferred Stock”) of the 10,000,000 shares designated by our board of directors on January 10, 2005. The holders of the Preferred Stock may convert their shares into common stock on a 1:1 basis after a twelve month period; should a liquidation event occur, the Preferred Stock automatically converts into common stock. Holders of Preferred Stock do not have voting rights but are entitled to elect a majority of our board of directors, provided that a majority of the board of directors is independent. The Preferred Stock is non-interest bearing and shareholders of Preferred Stock receive dividends in parity with common shareholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

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

Strategy

ComCam aims to realize net cash flow from the operations of International significantly increasing International’s sales revenues and realizing additional debt or equity financing.

Increase of Revenues

ComCam will focus on numerous domestic and international sales opportunities with businesses and organizations that have purchased International’s products in the past, including the following:

o United States agencies: most of our units sold to U.S. agencies have been used for testing purposes, including:

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

(e)

Department of Interior who purchased several camera systems in 2001 to secure certain historic buildings in Independence Park, Philadelphia; and State agencies: the Washington Fish and Wildlife Service purchased 1 camera system in October 2005; and

o United States corporations: units sold to private US companies for both research purposes and for implementation, including:

(a)	DRS/Night Vision Systems for various purposes and purchased 5 microserver systems between 2006 and the present, and provide engineering services;

(b)	Henry Brothers for installation at JFK Airport and purchased 3 microserver systems;

(c)	IBM for loss-prevention purpose at its corporate facility in Raleigh, NC, purchased 3 microserver systems.

o Various South America and North Africa integrators: port security and various wireless applications including two companies in Cartagena, Columbia, who purchased 11 professional lens camera systems since 2003 for testing in a port security project.

ComCam has significantly increased its intellectual property (IP) portfolio with the addition of US Patent 6,975,220 to its portfolio. The technology embodied in the patent is expected to enhance the command-and-control appliances and remote management services offered by International’s products. Further, we intend to license the ‘220’ patent directly to OEM partners, online service providers, software developers, consumer electronics companies and other industry partners developing online services with intelligent remote devices. The patent was acquired from HNI, LLC (a Connecticut LLC.), a partnership that includes The Hartford, Next Generation Ventures, LLC, and Connecticut Innovations.

Additionally, ComCam intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

o DRS/Night Vision Systems has provided engineering services for their Perceptor camera line and it has incorporated ComCam microservers and software to support trials for the military projects.

o EG&G has included ComCam in design bids for wireless configurations on military contracts.

o OLogic has included ComCam in design of robotic based command-and-control system.

o Siemens Maintenance Services, LLC, has included ComCam in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues.

o Symbol/Motorola has made ComCam a strategic sales partner for command-and-control and video display on mobile enterprise devices.

o ComCam has licensed its proprietary video compression utility to AMSEC, a business partnership between Science Applications International Corp. (SAIC) and Newport News Shipbuilding.

Marketing overtures through DRS/Night Vision, Siemans Maintenance Services, LLC, and Symbol/Motorola have not resulted in sales to date. All of the above are examples of potential future customers that may contribute to an increase in ComCam’s revenues. Additionally, ComCam plans to implement an aggressive marketing and sales campaign to reach a broader market for our products.

While maintaining direct sales relations with many of its historic customers (e.g., United States Navy), ComCam has also focused its sales efforts on serving as an Original Equipment Manufacturer (OEM) for strategic resellers, to serve as a research and development partner, and to develop a network of dealers, resellers and system integrators with differing targeted market expertise.

As an Original Equipment Manufacturer (OEM), ComCam has established a strategic reseller alliance with IBM, Raleigh, NC, for the distribution of an IBM-branded RFID Biometric Access Systems. ComCam has formed a research-and-development alliance with HCH Enterprises, LLC, Providence, RI , to pursue opportunities with the U.S. Department of Defense and other federal entities.

ComCam has begun to offer a series of specialized “solution” bundles to be sold into the marketplace by select distributors.

o AAID Security Solutions, Peachtree City, GA — for the distribution of the RFID Biometric Access System.

o Remote Eyes, Laurel, MD – distribution of the CCTV Upgrade Kit (Limited System).

o ScanSource, Greenville, SC – distributor of the CCTV Wireless Upgrade Kit (Full System).

o Susquehanna Computer Innovations, South Williamsport, PA – for distribution of the Integrated Command-&-Control Van.

Individual dealers, resellers and system integrators have begun to offer company-based solutions to their respective sales channels.

ComCam’s marketing plan provides that we will:

o promote our products and services through our website;

o promote our accomplishments through regular press releases distributed by a PR Newswire that reaches both the financial press and the specialized industry-sector press. We maintain an online mailing list of three thousand names and each release is sent to contacts on the list;

o attend leading industry events, including trade conferences and seminars, often with a strategic partner; two recent events include FenceTech 2007 with AAID, to introduce its “RFID Biometric Access System,” and CES 2007 with OLogic, to participate at “Robotics TechZone” to demonstrate a video command-and-control system.

o participate in invitation-only company presentations and seminars; e.g., invited to present at ESRI's "Survey and Engineering: GIS Summit" (June 2007).

o support our strategic partners by participating in planning sessions and other events.

Further, we will:

o retain a professional investor relations / public relations firm to launch an aggressive re-branding awareness campaign targeted to both our core sales channels (e.g., security surveillance, video networking) as well as the investor community (e.g., market makers and research analysts); o revise corporate identity (e.g., logo), website and print materials: in line with overall corporate repositioning, we will revise and refresh our core branding elements to maximize its positioning message as a technology leader not only in video surveillance but also toward wireless networking; and

Through these efforts, we will be able to manage sales growth as well as take advantage of new opportunities including customized solutions that resellers bring to us.

Results of Operations

Sales

Sales for the year ended December 31, 2006 decreased to $44,402 from $86,469 for the year ended December 31, 2005, a decrease of 49%. The decrease in revenues is primarily attributable to a shift in focus away from limited orders towards procuring long term supply contracts which generally have long bidding cycles prior to award. ComCam expects to increase sales in 2007 as International is successful in contracts currently under bid.

Losses

Net losses for the year ended December 31, 2006 decreased to $815,943 from $1,359,575 for the year ended December 31, 2005, a decrease of 40%. The decrease in losses is primarily attributable to a decrease in general and administrative expenses and research and development expenses. ComCam expects to continue to incur losses through the year ended 2007.

Expenses

Cost of sales for the year ended December 31, 2006 increased to $149,868 from $36,442 for the year ended December 31, 2005, an increase of 311%. The increase in cost of sales can be attributed to costs associated with the limited availability of components. ComCam expects cost of sales to increase further as sales increase though the year ended 2007.

General and administrative expenses for the year ended December 31, 2006 decreased to $488,324 from $1,213,880 for the year ended December 31, 2005, a decrease of 60%. The decrease in general and administrative expenses over the comparative periods can be primarily attributable a default judgment settlement and costs attendant to financing activities during the year ended December 31, 2005. The ComCam expects that general and administrative expenses may remain steady through the year ended 2007.

Research and development expenses for the year ended December 31, 2006 decreased to $31,210 from $251,045 for the year ended December 31, 2005, a decrease of 88%. ComCam expects to increase research and development expenses in 2007.

Depreciation and amortization expenses for the years ended December 31, 2006 and 2005 were $4,941 and $3,601, respectively.

Income Tax Expense (Benefit)

ComCam has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating losses carry forwards consist of approximately $8,225,000, which begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of ComCam and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

ComCam believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $467,481 for the year ended December 31, 2006, as compared to cash flow used in operations of $933,152 for the year ended December 31, 2005. Negative cash flows from operating activities for the year ended December 31, 2006 are primarily attributable to losses incurred from operations. ComCam expects to continue to use cash flow in operating activities in future periods until such time as we can increase revenues and realize a profit.

Cash flow used in investing activities was $0 for the year ended December 31, 2006, as compared to cash flow used in investing activities of $18,160 for the year ended December 31, 2005. ComCam expects to use cash flow in investing activities in future periods.

Cash flow generated from financing activities was $226,750 for the year ended December 31, 2006 and $1,200,000 for the year ended December 31, 2005. Cash flow generated from financing activities in the current twelve month period can be attributed to and increase in notes payable and the issuance of common stock. ComCam expects to generate additional cash flow from financing activities in future periods.

Loan from ACC Investors, LLC

ComCam received a loan from ACC Investors as part of a Securities Purchase Agreement (“Agreement”) dated June 22, 2005 between the ComCam, International and ACC Investors. In addition to the loan, the Agreement provides for a 100% distribution of International common stock to our shareholders on a pro rata basis. The loan is documented as a secured convertible promissory note, with warrants attached, that bears interest at 8% per annum. The terms of the promissory note will cause ACC Investors to convert the principal amount and 55% of the interest accrued over the term into approximately 40% of the common shares of International on a fully diluted basis after the completion of the share distribution of International common stock. The conversion of the promissory note into International common shares will entitle the holders to certain registration rights defined in a registration rights agreement.

The Agreement also requires that ComCam cause International to file a registration statement with the Commission in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after the International registration statement is considered “effective” by the Commission. The conversion of the promissory note will be affected after the share distribution of the International common shares to ComCam’s shareholders. The Agreement anticipates the completion of the registration statement and the share distribution by June 30, 2007.

Funding of Cash Needs

ComCam has funded its cash needs from inception through December 31, 2006 through revenues and a series of debt and equity transactions, including several private placements. The bulk of these transactions have taken place outside the United States. Until such time as we can increase revenues and decrease expenses, we expect that we will require new debt or equity transactions to satisfy cash needs over the next twelve months.

Working Capital Deficit

As of December 31, 2006, the Company had a working capital deficit of $1,905,657, which deficit is primarily attributable the note payable to ACC Investors. We believe that we can increase our level of operations through the calendar year ending December 31, 2007. Nonetheless, the funding of operations for the next twelve months and beyond cannot be assured. Our revenues are insufficient to fund operations and the working capital deficit remains significant. Management understands that we have substantial need for significant capital to build its business. Should we be unable to obtain additional funds either through revenue increases or additional debt or equity funding, we may be forced to curtail or cease our activities.

Capital Expenditures

The ComCam made no significant capital expenditures on property or equipment for the year ended December 31, 2006 or 2005.

ComCam does not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

o the sufficiency of existing capital resources and ComCam’s ability to raise additional capital to fund cash requirements for future operations;

o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties involved in the rate of growth of ComCam’s business and acceptance of products and services;

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

Going Concern

ComCam’s auditors have expressed an opinion as to the ComCam’s ability to continue as a going concern as a result of an accumulated deficit of $6,950,269 as of December 31, 2006. ComCam’s ability to continue as a going concern is subject to the ability of ComCam to obtain a profit and /or obtaining the necessary funding from outside sources. Management’s plan to address ComCam’s ability to continue as a going concern, includes (i) realization of increased revenues from sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of ComCam’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow ComCam to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005 included in this Form 10-KSB, ComCam discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. ComCam believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on ComCam’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on ComCam’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on ComCam’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on ComCam’s future reported financial position or results of operations

In September 2006, the Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. ComCam is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. ComCam is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

ComCam’s financial statements for the fiscal year ended December 31, 2006 are attached hereto as pages F-1 through F-21.

COMCAM, INC.(A
Development Stage Company)

   CONSOLIDATED FINANCIAL STATEMENTS

        December 31, 2006 and 2005

                                                             COMCAM, INC.
                                                     (A Development Stage Company)

                                                                 INDEX

                                                                                    Page

Report of Independent Registered Public Accounting Firm                              F-2

Consolidated Balance Sheet                                                           F-3

Consolidated Statements of Operations                                                F-4

Consolidated Statements of Stockholders' (Deficit) Equity                            F-5

Consolidated Statements of Cash Flows                                               F-11

Notes to Consolidated Financial Statements                                          F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

ComCam, Inc.

We have audited the accompanying consolidated balance sheet of ComCam, Inc. (a development stage company), as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2006 and 2005 and the cumulative amounts since inception. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam, Inc. (a development stage company), as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the financial statements, an error in 2005 resulted in an overstatement of notes payable and an understatement of net equity of $78,811, and an understatement of net loss of $51,494, was discovered by management of the Company. Accordingly, the 2005 financial statements have been restated to correct the error.

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

JONES SIMKINS, P.C.

Logan, Utah

April 2, 2007

                                                   COMCAM, INC.
                                          (A Development Stage Company)
                                            CONSOLIDATED BALANCE SHEET
                                            December 31, 2006 and 2005

                                     ASSETS                                             2006             2005
                                                                                   ---------------   --------------
                                                                                                      (Restated)
Current assets:
Cash and cash equivalents                                                        $         15,206          255,937
Accounts receivable, net                                                                    6,861           34,151
Inventories                                                                                78,048           55,293
                                                                                   ---------------   --------------

Total current assets                                                                      100,115          345,381

Property and equipment, net                                                                10,529           15,470
Other assets                                                                                4,106            4,106
                                                                                   ---------------   --------------

Total assets                                                                     $        114,750          364,957
                                                                                   ===============   ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                 $        318,538          159,777
Accrued expenses                                                                          175,666           74,252
Notes payable                                                                           1,511,568        1,222,757
                                                                                   ---------------   --------------

 Total current liabilities                                                               2,005,772        1,456,786
                                                                                   ---------------   --------------

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
  5,581,500 and 9,581,500 shares issued and outstanding                                       558               958
Common stock, $.0001 par value; 750,000,000 shares authorized,
  34,408,634 and 29,808,634 shares issued and outstanding                                   3,441            2,981
Additional paid-in capital                                                              5,055,248        5,038,558
Deficit accumulated during the development stage                                       (6,950,269)      (6,134,326)
                                                                                   ---------------   --------------

Total stockholders' deficit                                                            (1,891,022)      (1,091,829)
                                                                                   ---------------   --------------

Total liabilities and stockholders' deficit                                      $        114,750          364,957
                                                                                   ===============   ==============

                                                   COMCAM, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Years Ended December 31, 2006 and 2005

                                                                                                     Cumulative
                                                                   2006              2005              Amounts
                                                              ----------------  ----------------   ----------------
                                                                                  (Restated)

Revenues, net                                              $           44,402            86,469            609,230
Cost of revenues                                                      149,868            36,442            251,749
                                                              ----------------  ----------------   ----------------

   Gross profit (loss)                                               (105,466)           50,027            357,481
                                                              ----------------  ----------------   ----------------

Operating expenses:
General and administrative expenses                                   488,324         1,213,880          4,915,597
Research and development expenses                                      31,210           251,045          2,251,779
Gain on cancellation of debt                                             (400)          (99,005)          (202,127)
                                                              ----------------  ----------------   ----------------

                                                                      519,134         1,365,920          6,965,249
                                                              ----------------  ----------------   ----------------

Loss from operations                                                 (624,600)       (1,315,893)        (6,607,768)
                                                              ----------------  ----------------   ----------------

Other income (expense):
Interest income                                                         1,969             7,812             13,328
Interest expense                                                     (193,312)          (51,494)          (355,829)
                                                              ----------------  ----------------   ----------------

                                                                     (191,343)          (43,682)          (342,501)
                                                              ----------------  ----------------   ----------------

Loss before provision for income taxes                               (815,943)       (1,359,575)        (6,950,269)

Provision for income taxes                                                  -                 -                  -
                                                              ----------------  ----------------   ----------------

Net loss                                                   $         (815,943)       (1,359,575)        (6,950,269)
                                                              ================  ================   ================

Net loss per common share - basic and diluted              $            (0.03)            (0.05)
                                                              ================  ================

Weighted average common and common
  equivalent shares - basic and diluted                            30,451,000        27,386,000
                                                              ================  ================

                                                                           COMCAM, INC.
                                                                   (A Development Stage Company)
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                Period from January 1, 1999 (Date of Inception) to December 31, 2006

                                                                                                                                                           Deficit
                                                                                                                     Accumulated                         Accumulated          Total
                                                                                                    Additional          Other            Deferred         During the      Stockholders'
                                           Preferred Stock              Common Stock                 Paid-in        Comprehensive          Stock         Development        (Deficit)
                                           -------------------------- --------------------------
                                           -------------------------- --------------------------
                                              Shares        Amount       Shares         Amount       Capital           Income          Compensation         Stage            Equity
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
Balance at January 1, 1999
 (date of inception)                                  - $          -              -  $        -  $            -  $               -  $               - $              -  $             -

Issuance of common stock for cash                     -            -      1,783,430         180         784,816                                                      -          784,996

Net loss                                              -            -              -           -               -                                               (787,169)        (787,169)
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance at December 31, 1999                          -            -      1,783,430         180         784,816                  -                  -         (787,169)          (2,173)

Issuance of common stock for:
  Cash                                                -            -        424,782          42         734,045                                                      -          734,087
  Services                                            -            -         54,284           5         137,036                                                      -          137,041

Net loss                                              -            -              -           -               -                                               (802,538)        (802,538)
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance at December 31, 2000                          -            -      2,262,496         227       1,655,897                  -                  -       (1,589,707)          66,417

Issuance of common stock for cash                     -            -         23,468           2          25,438                                                      -           25,440

Net loss                                              -            -              -           -               -                                               (229,772)        (229,772)
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance at December 31, 2001                          -            -      2,285,964         229       1,681,335                  -                  -       (1,819,479)        (137,915)

                                                                           COMCAM, INC.
                                                                   (A Development Stage Company)
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                Period from January 1, 1999 (Date of Inception) to December 31, 2006

                                                                                                                                                         Deficit
                                                                                                                     Accumulated                         Accumulated          Total
                                                                                                    Additional          Other            Deferred         During the      Stockholders'
                                           Preferred Stock              Common Stock                 Paid-in        Comprehensive          Stock         Development        (Deficit)
                                           -------------------------- --------------------------
                                           -------------------------- --------------------------
                                              Shares        Amount       Shares         Amount       Capital           Income          Compensation         Stage            Equity
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance forward, December 31, 2001                    -            -      2,285,964         229       1,681,335                  -                  -       (1,819,479)        (137,915)

Comprehensive loss:
  Net loss                                            -            -              -           -               -                  -                  -       (1,697,154)      (1,697,154)
  Other comprehensive income -
    cumulative foreign currency
    translation adjustment                            -            -              -           -               -              1,668                  -                -            1,668
                                                                                                                                                                          --------------
                                                                                                                                                                          --------------

      Total comprehensive loss                                                                                                                                               (1,695,486)
                                                                                                                                                                          ==============
                                                                                                                                                                          ==============

Acquisition of Bullet Environmental
  Technologies, Inc. (see note 1)                     -            -      4,071,938         407        (523,193)                 -                  -                -         (522,786)

Issuance of common stock for:
  Cash                                                -            -        550,000          55         274,945                  -                  -                -          275,000
  Services                                            -            -      1,500,000         150         899,850                  -                  -                -          900,000
  Accounts payable                                    -            -        100,000          10          50,990                  -                  -                -           51,000
  Exercise of stock options                           -            -         67,500           7          33,743                  -                  -                -           33,750

Issuance of stock options for services                -            -              -           -         109,831                  -                  -                -          109,831
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance at December 31, 2002                          -            -      8,575,402         858       2,527,501              1,668                  -       (3,516,633)        (986,606)

                                                                           COMCAM, INC.
                                                                   (A Development Stage Company)
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                Period from January 1, 1999 (Date of Inception) to December 31, 2006

                                                                                                                                                          Deficit
                                                                                                                     Accumulated                         Accumulated          Total
                                                                                                    Additional          Other            Deferred         During the      Stockholders'
                                           Preferred Stock              Common Stock                 Paid-in        Comprehensive          Stock         Development        (Deficit)
                                           -------------------------- --------------------------
                                           -------------------------- --------------------------
                                              Shares        Amount       Shares         Amount       Capital           Income          Compensation         Stage            Equity
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance forward, December 31, 2002                    -            -      8,575,402         858       2,527,501              1,668                  -       (3,516,633)        (986,606)

Comprehensive loss:
  Net loss                                            -            -              -           -               -                  -                  -         (649,912)        (649,912)
  Other comprehensive income -
    cumulative foreign currency
    translation adjustment                            -            -              -           -               -             (3,344)                 -                -           (3,344)
                                                                                                                                                                          --------------
                                                                                                                                                                          --------------

      Total comprehensive loss                                                                                                                                                 (653,256)
                                                                                                                                                                          ==============
                                                                                                                                                                          ==============

Issuance of common stock for:
  Cash                                                -            -          4,000           -           2,000                  -                  -                -            2,000
  Services                                            -            -      1,000,000         100          89,900                  -                  -                -           90,000
  Accounts payable                                    -            -      1,226,369         123         346,547                                                                 346,670
  Related party payable                               -            -         92,000           9          45,991                                                                  46,000
  Note payable                                        -            -        150,000          15          74,985                  -                  -                -           75,000
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance at December 31, 2003                          -            -     11,047,771       1,105       3,086,924             (1,676)                 -       (4,166,545)      (1,080,192)

                                                                           COMCAM, INC.
                                                                   (A Development Stage Company)
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                Period from January 1, 1999 (Date of Inception) to December 31, 2006

                                                                                                                                                         Deficit
                                                                                                                     Accumulated                         Accumulated          Total
                                                                                                    Additional          Other            Deferred         During the      Stockholders'
                                           Preferred Stock              Common Stock                 Paid-in        Comprehensive          Stock         Development        (Deficit)
                                           -------------------------- --------------------------
                                           -------------------------- --------------------------
                                              Shares        Amount       Shares         Amount       Capital           Income          Compensation         Stage            Equity
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance forward, December 31, 2003                    -            -     11,047,771       1,105       3,086,924             (1,676)                 -       (4,166,545)      (1,080,192)

Comprehensive loss:
  Net loss                                            -            -              -           -               -                  -                  -         (608,206)        (608,206)
  Other comprehensive income -
    cumulative foreign currency
    translation adjustment                            -            -              -           -               -              1,676                  -                -            1,676
                                                                                                                                                                          --------------
                                                                                                                                                                          --------------

      Total comprehensive loss                                                                                                                                                 (606,530)
                                                                                                                                                                          ==============
                                                                                                                                                                          ==============

Issuance of common stock for:
  Cash                                                -            -      2,500,000         250         132,350                  -                  -                -          132,600
  Exercise of stock options                           -            -      2,347,500         234         200,553                  -                  -                -          200,787
  Services                                            -            -      4,047,367         405         318,435                  -                  -                -          318,840
  Accounts payable                                    -            -      4,025,169         403         297,809                  -                  -                -          298,212
  Deferred compensation                               -            -      3,764,160         376         187,832                  -           (188,208)               -                -
  Finders fee                                         -            -        180,000          18             (18)                 -                  -                -                -

Stock option compensation                             -            -              -           -         167,626                  -                  -                -          167,626
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance at December 31, 2004                          -            -     27,911,967       2,791       4,391,511                  -           (188,208)      (4,774,751)        (568,657)

                                                                           COMCAM, INC.
                                                                   (A Development Stage Company)
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                Period from January 1, 1999 (Date of Inception) to December 31, 2006

                                                                                                                                                          Deficit
                                                                                                                     Accumulated                         Accumulated          Total
                                                                                                    Additional          Other            Deferred         During the      Stockholders'
                                           Preferred Stock              Common Stock                 Paid-in        Comprehensive          Stock         Development        (Deficit)
                                           -------------------------- --------------------------
                                           -------------------------- --------------------------
                                              Shares        Amount       Shares         Amount       Capital           Income          Compensation         Stage            Equity
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance forward, December 31, 2004                    -            -     27,911,967       2,791       4,391,511                  -           (188,208)      (4,774,751)        (568,657)

Conversion of common stock to
   Series A preferred stock                   4,100,000          410     (4,100,000)       (410)              -                  -                  -                -                -

 Conversion of common stock
   options and warrants to
   Series A preferred stock                     231,500           23              -           -          13,867                  -                  -                -           13,890

Issuances of Series A preferred stock
   for services                               5,250,000          525              -           -         314,475                  -                  -                -          315,000

Issuance of common stock for:
  Cash                                                -            -      2,166,667         217          69,783                  -                  -                -           70,000
  Debt                                                -            -      3,830,000         383         118,617                  -                  -                -          119,000

Deferred compensation earned                          -            -              -           -               -                  -            188,208                -          188,208

Issuance of common stock warrants                     -            -              -           -         130,305                  -                  -                -          130,305

Net loss (restated)                                   -            -              -           -               -                  -                  -       (1,359,575)      (1,359,575)
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance at December 31, 2005                  9,581,500          958     29,808,634       2,981       5,038,558                  -                  -       (6,134,326)      (1,091,829)

                                                                           COMCAM, INC.
                                                                   (A Development Stage Company)
                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                Period from January 1, 1999 (Date of Inception) to December 31, 2006

                                                                                                                                                           Deficit
                                                                                                                     Accumulated                         Accumulated          Total
                                                                                                    Additional          Other            Deferred         During the      Stockholders'
                                           Preferred Stock              Common Stock                 Paid-in        Comprehensive          Stock         Development        (Deficit)
                                           -------------------------- --------------------------
                                           -------------------------- --------------------------
                                              Shares        Amount       Shares         Amount       Capital           Income          Compensation         Stage            Equity
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance forward, December 31, 2005            9,581,500          958     29,808,634       2,981       5,038,558                  -                  -       (6,134,326)      (1,091,829)

Conversion of Series A preferred
   stock to common stock                     (4,000,000)        (400)     4,000,000         400               -                  -                  -                -                -

Issuance of common stock for cash                     -            -        600,000          60          16,690                  -                  -                -           16,750

Net loss                                              -            -              -           -               -                  -                  -         (815,943)        (815,943)
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------
                                           -------------  ----------- --------------   ---------   -------------   ----------------   ----------------  ---------------   --------------

Balance at December 31, 2006                  5,581,500  $       558     34,408,634  $    3,441  $    5,055,248  $               -  $               -  $    (6,950,269) $    (1,891,022)
                                           =============  =========== ==============   =========   =============   ================   ================  ===============   ==============
                                           =============  =========== ==============   =========   =============   ================   ================  ===============   ==============

                                                   COMCAM, INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Years Ended December 31, 2006 and 2005
                                                                                                      Cumulative
                                                                      2006             2005            Amounts
                                                                 ---------------  ---------------  ----------------
                                                                                    (Restated)
Cash flows from operating activities:
Net loss                                                       $       (815,943)      (1,359,575)       (6,950,269)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation                                                              4,941            3,601            49,088
Stock, option, and warrant compensation expense                          78,811          568,592         2,370,741
Gain on cancellation of debt                                               (400)         (99,005)         (202,127)
Provisions for losses on accounts receivable                              7,000                -             7,000
(Increase) decrease in:
Accounts receivable                                                      20,290          (29,219)          (13,861)
Inventories                                                             (22,755)         (55,293)          (78,048)
Other assets                                                                  -                -            (4,106)
Increase (decrease) in:
Accounts payable                                                        159,161          (14,255)          694,461
Accrued expenses                                                        101,414           52,002           179,666
Related party payable                                                         -                -            46,000
                                                                 ---------------  ---------------  ----------------

Net cash used in operating activities                                  (467,481)        (933,152)       (3,901,455)
                                                                 ---------------  ---------------  ----------------

Cash flows from investing activities:
Purchases of property and equipment                                           -          (18,160)          (59,617)
                                                                 ---------------  ---------------  ----------------

Net cash used in investing activities                                         -          (18,160)          (59,617)
                                                                 ---------------  ---------------  ----------------

Cash flows from financing activities:
Issuance of common stock                                                 16,750           70,000         2,275,410
Increase in notes payable                                               210,000        1,130,000         1,664,530
Proceeds from  reverse acquisition                                            -                -            36,338
                                                                 ---------------  ---------------  ----------------

Net cash provided by financing activities                               226,750        1,200,000         3,976,278
                                                                 ---------------  ---------------  ----------------

Net increase (decrease) in cash                                        (240,731)         248,688            15,206

Cash, beginning of period                                               255,937            7,249                 -
                                                                 ---------------  ---------------  ----------------

Cash, end of period                                            $         15,206          255,937            15,206
                                                                 ===============  ===============  ================

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

Currently the Company has only generated revenue from two sources of revenue; 1) product sales and 2) consulting services. Each of these are sold and delivered separately to the customer.

Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company believes that revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

Revenues from consulting services are recognized when a consulting agreement is executed that establishes the amount and scope of service to be provided, the consulting services have been performed and the Company has no additional rescission, refund or customer satisfaction requirements, and collectibility of the amount billed is reasonably assured.

As the Company continues to grow, sales will be evaluated to determine if a product sale or consulting agreement contains multiple deliverables. If sales were to contain multiple deliverables they would be reviewed for compliance with the provisions of EITF 00-21, which would require the consideration of whether or not a separate unit of accounting existed for purposes of determining revenue recognition. The individual sales would be considered a separate unit of accounting if all of the following criteria are met:

a.	The delivered item(s) has value to the customer on a stand alone basis;

b.	There is objective and reliable evidence of the fair value of the undelivered item(s); and

c.

If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

At December 31, 2006, the Company has stock-based employee compensation plans, which are described more fully in Note 13. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In 2006, the Company recognized no compensation cost related to adoption of the statement. Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2006, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 1 — Organization and Summary of Significant Accounting Policies (continued)

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

Note 2 — Going Concern

As of December 31, 2006, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 3 – Accounts Receivable

Accounts receivable consists of the following:
                                                                                  2006             2005

         Trade receivables                                                 $      13,861            34,151
         Allowance for doubtful accounts                                          (7,000)            -

                                                                           $       6,861            34,151

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 4 - Inventories

Inventories consist of the following:
                                                                                  2006             2005

         Raw Materials                                                     $      63,779            30,813
         Finished Goods                                                            9,277            17,486
         Work in Process                                                           4,992             6,994

                                                                           $      78,048            55,293

Note 5 - Property and Equipment

Property and equipment consist of the following:
                                                                                   2006            2005

         Equipment                                                         $      35,507            35,507
         Furniture and fixtures                                                   24,110            24,110

                                                                                  59,617            59,617
         Less accumulated depreciation                                           (49,088)          (44,147)

                                                                           $      10,529            15,470

Note 6 - Notes Payable

Notes payable consist of the following:
                                                                                        2006            2005
         Convertible unsecured note payable to ACC Investors,
         LLC, bearing interest at 8%, due on demand, and net
         of discount of $0 and $78,811, respectively. The note
         may be converted to common shares of the Company,
         at the option of the holder, based on certain terms
         related to outstanding shares and per share prices. The
         note also includes warrants to purchase common stock
         o Comcam International, based on certain terms related
         to the total number of shares outstanding at the time
         the warrants are exercised (see below).                              $        1,100,000      1,021,189

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 6 - Notes Payable (continued)

         Notes payable to Paul Higbee, bearing interest at
         8%, due on demand, secured by the intellectual
         property of the Company.                                                        210,000            -

         Unsecured note payable to Global Megatrend,
         bearing interest at 7.5% and due on demand.
         The note may be converted to common shares of
         the Company, at the option of the holder, based
         on certain terms related to outstanding shares
         and per share prices. The Company is in default
         of the debenture agreement because it is insolvent.                             176,568        176,568

         Convertible unsecured note payable to Robert
         Emmet, bearing interest at 6%, and due on
         demand. The note may be converted into
         common shares of the Company at $.35 per
         share and contains a provision which allows
         the Company to call for the conversion at anytime.                               25,000         25,000

                                                                              $        1,511,568      1,222,757
Convertible Unsecured Note Payable and Warrants to ACC Investors, LLC

On June 22, 2005, Comcam International issued a Convertible Secured Promissory Note (the “Note”) to ACC Investors, LLC. The Note is convertible into 33% of the outstanding common shares of Comcam International after giving consideration to the effects of the conversion. In connection with the Note, Comcam International also issued B-1 and B-2 Warrants to purchase Comcam International common stock. The B-1 Warrant can be exercised to purchase common stock equal to 11% of the outstanding and issuable shares of Comcam International common stock immediately prior to the conversion of the Note (“Original Issuance Number”). The B-1 Warrant is exercisable at the option of the holder as soon as the Note is convertible, up to the tenth anniversary after the Warrant is exercisable, with an exercise price of $400,000 divided by the Original Issuance Number. The B-2 Warrant has the same terms, except that the exercise price is determined by $500,000 divided by the Original Issuance Number. The exercise price of the B-1 and B-2 Warrants shall be reduced if the Company issues or sells, or is deemed to have issued or sold, common stock for a consideration per share less than the greater of 1) the exercise price in effect immediately before the issuance or sale, and 2) the fair market value of a share on the date of issuance or sale. As of December 31, 2006, the Warrants are convertible into 2,842,243 shares of Comcam International common stock.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 6 — Notes Payable (continued)

If the issued and outstanding shares of Comcam International changes, the number of shares into which the notes and Warrants are convertible would also change. In accordance with EITF 00-27, the Company would be required to recalculate the fair values of the debt and the Warrants and, if present, record the beneficial conversion amount as a charge to operations.

The fair value of the Warrants was calculated as a nominal amount using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

o        The fair value of Comcam International's common stock was calculated to be $.116 per share on June 22, 2005. The Company's only business is transacted by Comcam International, therefore the Company determined that the fair value of the Company (as determined by multiplying the closing market price of the Company's common stock by the number of shares outstanding on June
         22, 2005) reasonably approximated the fair value of Comcam International. In order to calculate the fair value of Comcam
         International's common stock, the Company divided the value of Comcam International by the number of outstanding shares of
         Comcam International common stock on June 22, 2005.
o        The volatility of 237% was calculated by using the Company's closing stock prices since June 3, 2002, the approximate date of the purchase of Comcam International.
o        The exercise price as of June 22, 2005 was determined to equal $.069 for the B-1 Warrant and $.087 for the B-2 Warrant.
o        The estimated life was determined to be 10 years, which is equal to the contractual life of the Warrants.
o        The risk-free interest rate was determined to be 4.1% based on the 10-year constant maturity treasury rate.

Pursuant to EITF 98-5 and 00-27, we determined that there does not appear to be a beneficial conversion feature associated with the Note, because the effective conversion rate of the Note exceeded the fair value of Comcam International’s common shares. The fair value of the Warrants, as noted above, was determined to be approximately $130,000 and will be amortized over the life of the Note.

Note 7 — Operating Leases

The Company leases its office building on a month-to-month basis. Rental expense related to this operating lease for the years ended December 31, 2006 and 2005 and cumulative amounts since inception was approximately $50,000, $49,000 and $345,000, respectively

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 8 — Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                           Years Ended
                                                                          December 31,              Cumulative
                                                                     2006             2005            Amounts

         Income tax benefit at statutory rate               $      (273,000)         (445,000)      (2,819,000)
         Change in valuation allowance                              273,000           445,000        2,819,000

                                                            $          -                -                 -

Deferred tax assets are as follows:
                                                                                 2006             2005

         Net operating loss carryforwards                              $       2,704,000         2,431,000
         Start up costs                                                           23,000            23,000
         Valuation allowance                                                  (2,727,000)       (2,454,000)

                                                                       $            -                -

The Company has net operating loss carryforwards of approximately $8,225,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 9 — Related Party Transactions

The Company has provided services and product to a company owned by a director and shareholder of the Company. Revenue related to these services for the years ended December 31, 2006 and 2005 and cumulative amounts since inception were approximately $0, $47,000 and $183,000, respectively.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 10 – Supplemental Cash Flow Information

During the year ended December 31, 2006, the Company issued 4,000,000 shares of common stock in exchange for 4,000,000 shares of Series A preferred stock.

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

Actual amounts paid for interest and income taxes are as follows:

                                                                                  2006             2005

         Interest                                                      $           2,000             -
         Income taxes                                                  $            -                -

Note 11 – Gain on Cancellation of Debt

During the year ended December 31, 2006, the Company recognized a gain from the cancellation of an amount owed to an individual for costs incurred for research and development contracted labor costs of $400.

During the year ended December 31, 2005, the Company recognized a gain from the cancellation of amounts owed to five individuals. These amounts related to costs incurred in prior years for research and development contracted labor costs of $88,005 and consulting services, provided by the Company’s president, of $11,000.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 12 — Preferred Stock

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

 o The holders of the shares are entitled to dividends on parity with common stock shareholders.

o The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of

        Series A Preferred Stock for one share of common stock.

Note 13 — Stock Options and Warrants

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

A schedule of Comcam’s options and warrants outstanding is as follows:

                                                                                                 Exercise
                                                                         Number of               Price Per
                                                                   Options      Warrants           Share

         Outstanding at January 1, 2005                             522,500       25,000     $     .07-.50
           Exercised                                               (437,500)     (25,000)          .07-.50
           Forfeited                                                (85,000)        -              .07-.50

         Outstanding at December 31, 2006 and 2005                     -            -        $       -

See Note 6 for information related to warrants of Comcam International.

COMCAM, INC.

(A Development Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

Note 14 — Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 15 — Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 will be effective for the Company starting in First Quarter 2007, with the cumulative effect of the change, if material, recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of FIN 48 on the consolidated financial statements.

Note 16 – Restatement

During 2006, the Company discovered an error to the 2005 financial statements as a result of the valuation of common stock warrants issued in connection with a note payable (see Note 6). Therefore, the Company has restated the 2005 financial statements to record the fair value of the warrants of $130,305 to additional paid-in-capital, reported the unamortized discount of $78,811 against the note payable, and recorded interest expense of $51,494.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ComCam’s officers and directors as of March 30, 2007, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified, is as follows:

Name	Age	Year Elected/Appointed	Positions Held
Don Gilbreath Robert Betty Albert White	49 50 61	2002 2002 2004	CEO, CFO, Director Director Director

Don Gilbreath – Mr. Gilbreath has served as a director and as ComCam’s president since June 3, 2002. Mr. Gilbreath was the founder of International, which began operations in 1997. He has 25 years’ experience in product development, engineering project management and specialized technical sales. He has provided specialized R&D expertise to General Electric, Johnson Controls, TCI, Standard & Poor’s, and Commodore International. He developed and launched or licensed over 30 products including musical instruments, multimedia players, and Internet access devices. Mr. Gilbreath has broad experience in directing international engineering teams, vendor negotiations, licensing, patents, offshore manufacturing and launching of innovative products to world markets. From 1987 to 1992 Mr. Gilbreath was Director of Product and Market Development for Commodore International Ltd. Among other responsibilities he was Chief Designer of CDTV, the world’s first consumer multimedia player under $1000. In addition, he created and developed OEM sales channels and vertical markets for Commodore’s complete line of microcomputers and peripherals. In 1993 he founded Gilbreath Systems Inc., an international contract engineering and product development firm, and from 1994 to 1997 served as CTO and VP Engineering for VIScorp, a Chicago-based company that designed and developed set-top boxes (pre-WebTV). In 1990 Mr. Gilbreath was selected as delegate from the USA to the USSR for technology transfer of semiconductor and computer architecture.

Robert Betty — Mr. Beatty was appointed as a director of ComCam on June 3, 2002. He has over 23 years of experience in the electronics industry and is the founder (1994) and current president of Pinnacle Electronic Systems Inc., a security systems integration firm located in West Chester, Pennsylvania. From 1990 to 1994 he held various management positions for Maris Equipment Inc. rising to vice president of operations with responsibility for all P&L and a $63 million budget. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Betty is a member of several management associations and holds numerous technical certificates.

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

ComCam’s board of directors has not established a compensation committee.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to ComCam, we are aware of the following persons or entities who during the fiscal year ended December 31, 2006 were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

o Albert White, a director of ComCam, failed to file on Form 3 or 5.

o Robert Betty, a director of ComCam, failed to file on Form 4 or 5.

Code of Ethics

ComCam has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. A copy of our Code of Ethics is incorporated as Exhibit 14 to this Form 10-KSB. Further, ComCam’s Code of Ethics is available in print, at no charge, to any security holder who requests such information.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of ComCam’s compensation program is to provide compensation for services rendered as an executive officer. ComCam’s salaries are designed to retain the services of our executive officer. Salary is currently the only type of compensation we utilize in our compensation program. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Table

The following table provides summary information for the years 2006 and 2005, concerning cash and non-cash compensation paid or accrued by ComCam to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Don Gilbreath , CEO, CFO, PAO and director	2006 2005	60,000 60,000	- -	- -	- -	- -	- -	- -	60,000 60,000

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

Directors receive no compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of ComCam’s common and preferred stock as of March 30, 2007 with respect to: (i) each person known to ComCam to be the beneficial owner of more than five percent of the ComCam’s common stock; (ii) all directors; and (iii) directors and executive officers of ComCam as a group. As of March 30, 2007 there were 34,408,634 shares of common stock issued and outstanding and 5,581,500 preferred shares issued and outstanding.

Name and Address	Title of Class	Number of Shares	% of Class
Don Gilbreath, CEO, CFO and director 1525 Tanglewood Drive West Chester, Pennsylvania 19380	Common Preferred	7,233,138 4,000,000	21.0% 71.7%
Robert Betty, director 912 Carrie Lane, West Chester, Pennsylvania 19383	Common Preferred	1,311,087 200,000	3.8% 3.6%
Albert White, director 1140 McDermott Drive, West Chester, Pennsylvania 19380	Common Preferred	0 200,000	0% 3.6%
Global ePoint, Inc. 339 S. Cheryl Lane City of Industry, CA 91789	Common Preferred	2,000,000 0	5.8% 0%
Officer and Directors as a Group (3)	Common Preferred	10,544,225 4,400,000	24.8% 78.8%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 27, 2006, ComCam issued Don Gilbreath, chief executive officer, chief financial officer and director, 4,000,000 shares of common stock in exchange for 4,000,000 shares of Series A Preferred Stock, which shares of Series A Preferred Stock were cancelled and returned to ComCam’s authorized share capital.

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

On January 7, 2005, ComCam issued Don Gilbreath, chief executive officer, chief financial officer and director, 8,000,000 shares of Series A Preferred Stock in exchange for 4,000,000 shares of common stock which were cancelled and returned to ComCam’s authorized share capital for common stock.

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

During the fiscal years ended December 31, 2006 and 2005, ComCam provided services and products to a company owned by Robert Betty, a director and shareholder of ComCam. Revenue related to these services for the years ended December 31, 2006 and 2005 and cumulative amounts since inception were approximately $0, $47,000, and $183,000, respectively.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 34 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to ComCam in connection with its annual report for the fiscal years ended December 31, 2006 and 2005. The aggregate fees billed by Jones Simkins, P.C. for the audit of ComCam’s annual financial statements and a review of ComCam’s quarterly financial statements were approximately $35,769 and $37,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed ComCam no fees in each of 2006 and 2005 for professional services that are reasonably related to the audit or review of the ComCam’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to ComCam fees of approximately $2,891 in 2006 and $3,400 in 2005 for professional services rendered in connection with the preparation of ComCam's tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to ComCam no fees in each of 2006 and 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

All services provided to ComCam by Jones Simkins, P.C. as detailed above, were pre-approved by ComCam’s Audit Committee. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2007.

COMCAM, INC. /s/ Don Gilbreath Don Gilbreath Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Don Gilbreath Don Gilbreath	Director	March 30, 2007
/s/ Roberty Betty Roberty Betty	Director	March 30, 2007
/s/ Albert White Albert White	Director	March 30, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Amendment and Restated Certificate of Incorporation, dated June 10, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
3(ii)	*	Bylaws (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
3(i)(c)	*	Amendment to Certificate of Incorporation dated March 15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
4	*

Amended and Restated Certificate of Designation, the Number, Powers, Preferences, Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock of ComCam, Inc. (incorporated by reference to the Form 8-K dated December 5, 2005).

10(i)	*	Stock exchange agreement between ComCam, Inc., and ComCam International, Inc., dated May 8, 2002 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(a)	*	Securities Purchase Agreement between ComCam, Inc., ComCam International, Inc., and ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to ComCam, Inc.'s Form 8-K filed June 30, 2005).
10(ii)(b)	*	Promissory Note for ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(c)	*	Warrants of ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(d)	*	Warrants of ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(e)	*	Registration Rights Agreement with of ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(f)	*	Shareholders Agreement between Don Gilbreath and ACC Investors, LLC. Dated June 22, 2005 (incorporated by reference to the Form 10-SB/A-2, filed with the Commission on October 31, 2006).
10(iii)	*	Employment agreement between ComCam, Inc., ComCam International, Inc. and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(iv)	*	Asset Purchase Agreement between ComCam, Inc. and HNI, LLC dated February 14, 2007 (incorporated by reference to the Form 8-K, filed with the Commission on February 15, 2007).
14	*	Code of Ethics adopted March 1, 2004 (incorporated by reference to the Form 10-KSB filed April 14, 2004).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(i)	*	Audit Committee Charter adopted January 26, 2005 (incorporated by reference to the Form 10-KSB/A filed May 19, 2005)