Form 10QSB
period 2007-03-31
COMCAM INC
filed 2007-06-01
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of May 31, 2007 was 34,408,634.

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

                                                   COMCAM, INC.
                                           (A Development Stage Company)
                                            CONSOLIDATED BALANCE SHEET
                                                                                 March 31,           December 31,
                                                                                   2007                  2006
                                ASSETS                                          (Unaudited)           (Audited)
                                                                             ------------------    -----------------

Current assets:

   Cash and cash equivalents                                              $             16,058               15,206

   Accounts receivable, net                                                              4,094                6,861

   Inventories                                                                          72,973               78,048
                                                                             ------------------    -----------------

      Total current assets                                                              93,125              100,115

Property and equipment, net                                                            132,595               10,529

Other assets                                                                             4,106                4,106
                                                                             ------------------    -----------------

      Total assets                                                        $           229,826               114,750
                                                                             ==================    =================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                                       $            280,104              318,538

   Accrued expenses                                                                    237,166              175,666

   Embedded derivative liability                                                        97,520                    -
   Notes payable                                                                     1,577,623            1,511,568
                                                                             ------------------    -----------------

      Total current liabilities                                                    2,192,413             2,005,772
                                                                             ------------------    -----------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.0001 par value; 20,000,000 shares

     authorized, 5,581,500 shares issued and outstanding                                   558                  558
   Common stock, $.0001 par value; 750,000,000 shares

     authorized, 34,408,634 shares issued and outstanding                                3,441                3,441
   Additional paid-in capital                                                        5,055,248            5,055,248
   Deficit accumulated during the development stage                                (7,021,834)          (6,950,269)
                                                                             ------------------    -----------------

      Total stockholders' deficit                                                  (1,962,587)          (1,891,022)
                                                                             ------------------    -----------------

      Total liabilities and stockholders' deficit                         $            229,826              114,750
                                                                             ==================    =================
                    The accompanying notes are an integral part of these financial statements.

                                                    COMCAM, INC.
                                           (A Development Stage Company)
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                           March 31,                   Cumulative
                                                               ----------------------------------
                                                                    2007               2006              Amounts
                                                               ---------------    ---------------    ----------------

                                                                                                             638,063
Revenues, net                                              $           28,833             15,363
                                                                                                             256,804
Cost of revenues                                                        5,055              1,226
                                                               ---------------    ---------------    ----------------

                                                                                                             381,259
   Gross profit                                                        23,778             14,137
                                                               ---------------    ---------------    ----------------

Operating expenses:
                                                                                                           4,975,586
   General and administrative expenses                                 59,989            164,775
                                                                                                           2,256,029
   Research and development expenses                                    4,250              9,396
                                                                                                           (202,127)
   Gain on cancellation of debt                                             -              (400)
                                                               ---------------    ---------------    ----------------

                                                                                                           7,029,488
                                                                       64,239            173,771
                                                               ---------------    ---------------    ----------------

   Loss from operations                                              (40,461)          (159,634)         (6,648,229)
                                                               ---------------    ---------------    ----------------

Other income (expense):

   Interest income                                                         39              1,485              13,367
   Interest expense                                                  (46,703)           (25,712)           (402,532)

   Gain on embedded derivative liability                               15,560                  -              15,560
                                                               ---------------    ---------------    ----------------

                                                                     (31,104)           (24,227)           (373,605)
                                                               ---------------    ---------------    ----------------

   Loss before provision for income taxes                            (71,565)          (183,861)         (7,021,834)

Provision for income taxes                                                  -                  -                   -
                                                               ---------------    ---------------    ----------------

   Net loss                                                $         (71,565)          (183,861)         (7,021,834)
                                                               ===============    ===============    ================

Net loss per common share - basic and diluted              $           (0.00)             (0.01)
                                                               ===============    ===============

Weighted average common and common
  equivalent shares - basic and diluted                            34,409,000         30,401,000
                                                               ===============    ===============

                              The accompanying notes are an integral part of these financial statements.

                                                     COMCAM, INC.
                                             (A Development Stage Company)
                                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           Three Months Ended
                                                                                March 31,                 Cumulative
                                                                      ------------------------------
                                                                          2007             2006             Amounts
                                                                      -------------    -------------    ----------------
Cash flows from operating activities:
   Net loss                                                       $       (71,565)        (183,861)         (7,021,834)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
                                                                                                                 52,022
      Depreciation                                                           2,934            1,236
                                                                                                              2,370,741
      Stock, option, and warrant compensation expense                            -                -
                                                                                                              (202,127)
      Gain on cancellation of debt                                               -            (400)
                                                                          (15,560)                             (15,560)
      Gain on embedded derivative                                                                 -
                                                                            14,135                               14,135
      Accretion - debenture interest expense                                                      -
                                                                                                                  9,000
      Provisions for losses on accounts receivable                           2,000                -
                                                                                                                  5,000
      Provision for obsolete inventories                                     5,000                -
      (Increase) decrease in:
                                                                                             12,569            (13,094)
         Accounts receivable                                                   767
                                                                                           (45,386)            (77,973)
         Inventories                                                            75
                                                                                                                (4,106)
         Other assets                                                            -                -
      Increase (decrease) in:
                                                                          (38,434)                              656,027
         Accounts payable                                                                       924
         Accrued expenses                                                   61,500           25,083             241,166
                                                                                                                 46,000
         Related party payable                                                   -                -
                                                                      -------------    -------------    ----------------
           Net cash used in operating activities                          (39,148)        (189,835)         (3,940,603)
                                                                      -------------    -------------    ----------------

Cash flows from investing activities:
                                                                                                               (59,617)
   Purchases of property and equipment                                           -                -
                                                                      -------------    -------------    ----------------
           Net cash used in investing activities                                                               (59,617)
                                                                                 -                -
                                                                      -------------    -------------    ----------------

Cash flows from financing activities:
                                                                                             16,750           2,275,410
   Issuance of common stock                                                      -
                                                                            40,000                            1,704,530
   Increase in notes payable                                                                      -

   Proceeds from  reverse acquisition                                            -                -              36,338
                                                                      -------------    -------------    ----------------
           Net cash provided by financing activities                        40,000           16,750           4,016,278
                                                                      -------------    -------------    ----------------

                                                                                          (173,085)
           Net increase (decrease) in cash                                     852                               16,058

                                                                            15,206          255,937
Cash, beginning of period                                                                                             -
                                                                      -------------    -------------    ----------------
Cash, end of period                                               $         16,058           82,852
                                                                                                                 16,058
                                                                      =============    =============    ================

                              The accompanying notes are an integral part of these financial statements.

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the ComCam’s Form 10-KSB for the year ended December 31, 2006. These statements do include all normal recurring adjustments which ComCam believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in ComCam’s Form 10-KSB for the year-ended December 31, 2006. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

As of March 31, 2007, the ComCam’s revenue generating activities were limited and ComCam has incurred losses since inception. These factors raise substantial doubt about ComCam’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to ComCam nor that the marketing and product development efforts will be successful.

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 4 – Notes Payable

Notes payable consist of the following:

                                                                                      March 31,        December 31,
                                                                                        2007               2006
         Convertible unsecured note payable to ACC Investors,
         LLC, bearing interest at 8%, due on demand. The note
         may be converted to common shares of ComCam
         International, Inc. at the option of the holder, based on
         certain terms related to outstanding shares and per share
         prices. The note also includes warrants to purchase
         common stock of Comcam International, based on certain
         terms related to the total number of shares outstanding
         at the time the warrants are exercised.                              $        1,100,000          1,100,000

         Notes payable to Paul Higbee, bearing interest at
         8%, due on demand, secured by the intellectual
         property of ComCam.                                                             250,000            210,000

         Unsecured note payable to Global Megatrend,
         bearing interest at 7.5% and due on demand.
         The note may be converted to common shares of
         the ComCam, at the option of the holder, based
         on certain terms related to outstanding shares
         and per share prices. ComCam is in default
         of the agreement because it is insolvent.                                       176,568            176,568

         Convertible debenture to HNI, LLC of $125,000,
         bearing interest at 7%, due on February 14, 2008,
         net of embedded derivative discount of $98,945
         (see Note 5).                                                                    26,055              -

         Convertible unsecured note payable to Robert
         Emmet, bearing interest at 6%, and due on
         demand. The note may be converted into
         common shares of the ComCam at $.35 per
         share and contains a provision which allows
         the ComCam to call for the conversion at anytime.                                25,000             25,000

                                                                              $        1,577,623          1,511,568

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 5 – Convertible Debenture and Embedded Derivative to HNI, LLC

On February 14, 2007, the ComCam issued a Convertible Debenture (the Debenture) to HNI, LLC. The Debenture accrues interest at 7%, is due on February 14, 2008, and is convertible into a variable number of shares. The per share conversion rate is defined as 30% off the most recent closing bid price on the date that the ComCam receives notice of conversion. At March 31, 2007 the Debenture is convertible into approximately 13,736,264 common shares.

ComCam analyzed the Debenture based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

Embedded Derivative

The fair value of the embedded derivative on February 14, 2007 was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

o The fair value of the ComCam’s common stock was calculated to be $.017 per share on February 14, 2007.

o A volatility of 149% was calculated by using the ComCam’s closing stock prices since May 2006.

o	The exercise price was $.0119. This amount was determined based on 30% off the most recent closing bid price immediately preceding February 14, 2007.

o The estimated life was determined to be 1 year, which is equal to the contractual life of the embedded derivate.

o The risk free interest rate was determined to be 5.06% based on the 1-year treasury rate.

During the three and nine months ended March 31, 2007, ComCam recorded accretion expense related to the embedded derivative discount of $14,135.

At March 31, 2007, the embedded derivative liability consists of the following:

         Fair value at inception                                                      $       113,080
         Less gain                                                                            (15,560)

                                                                                      $        97,520

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 6 – Supplemental Cash Flow Information

During the three months ended March 31, 2007, the ComCam:

o Acquired $125,000 of property and equipment in exchange for a convertible debenture.

o Recorded an embedded derivative liability of $113,080 and recorded a discount on the convertible debenture of $113,080.

o	Decreased the value of the embedded derivative liability and recognized a gain on the embedded derivative liability of $15,560.

Note 7 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The ComCam has filed income tax returns in the U.S. federal jurisdiction and in certain states. ComCam is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

The ComCam adopted the provisions of FIN 48 on January 1, 2007. ComCam did not make any adjustment to opening retained earnings as a result of the implementation. ComCam recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the quarters ended March 31, 2007 and 2006, ComCam did not recognize any interest and penalties relating to income taxes. The ComCam did not have any accrual for the payment of interest and penalties at March 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2007. Our fiscal year end is December 31.

General

ComCam’s mission, though our wholly owned subsidiary ComCam International, Inc. (“International”) is to become a leader in the digital video camera and software industry as a pioneering developer and provider of Internet Protocol wired and wireless video products and solutions.

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

Discussion and Analysis

ComCam’s financial condition and results of operations depend primarily on revenue generated from the sale of International products and our ability to realize additional debt or equity financing in combination with stability in administrative expenses. There can be no assurance that an increase in sales of International’s products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations and we have no commitments for additional debt or equity financing. Since ComCam does not expect to generate sufficient cash flow in the short term, we are currently seeking financing as a means to bridge the gap between operational losses and expenses. ComCam can provide no assurance that our efforts will be successful.

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

Strategy

ComCam remains focued on numerous domestic and international sales opportunities with businesses and organizations that have purchased International’s products in the past, including the following:

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

o	promote our accomplishments through regular press releases distributed by a PR Newswire that reaches both the financial press and the specialized industry-sector press. We maintain an online mailing list of three thousand names and each release is sent to contacts on the list;

o	attend leading industry events, including trade conferences and seminars, often with a strategic partner; two recent events include FenceTech 2007 with AAID, to introduce its “RFID Biometric Access System,” and CES 2007 with OLogic, to participate at “Robotics TechZone” to demonstrate a video command-and-control system.

o	participate in invitation-only company presentations and seminars; e.g., invited to present at ESRI’s “Survey & Engineering: GIS Summit” (June 2007).

o support our strategic partners by participating in planning sessions and other events.

Further, we intend to:

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

Results of Operations

During the three month period ended March 31, 2007, ComCam was engaged in the ongoing development and sale of International’s Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended March 31, 2007 increased to $28,833 from $15,363 for the three month period ended March 31, 2006, an increase of 88%. The increase in revenue over the comparative three month periods can be attributed to the availability of products and increased marketing efforts. ComCam expects revenue to continue increase over the next twelve months.

Losses

Net losses for the three month period ended March 31, 2007 decreased to $71,565 from $183,861 for the three month period ended March 31, 2006, a decrease of 61%. The decrease in losses over the comparative three month periods is due to an increase in revenue and a decrease in general and administrative expenses. ComCam expects to continue to incur losses over the next twelve months.

Expenses

Cost of revenue for the three month period ended March 31, 2007 increased to $5,055 from $1,226 for the three month period ended March 31, 2006, an increase of 312%. The increase in the cost of revenue over the comparative three month periods can be attributed to costs associated with the increase in revenue. ComCam expects the cost of revenue to grow as sales increase over the next twelve months.

General and administrative expenses for the three month period ended March 31, 2007 decreased to $59,989 from $164,775 for the three month period ended March 31, 2006, a decrease of 64%. The decrease in general and administrative expenses over the comparative three month periods is attributable to a decrease in personnel costs, professional fees, accounting expenses, and costs attendant to financing activities. ComCam expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended March 31, 2007 decreased to $4,250 from $9,396 for the three month period ended March 31, 2006, a decrease of 55%. The decrease in research and development expenses over the comparative three month periods is due to insufficient financial resources to fund these activities in the current period. ComCam expects that research and development expenses will increase over the next twelve months subject to sufficient financial resources.

Depreciation and amortization expenses for the three month period ended March 31, 2007 and 2006 were $2,934 and $1,236, respectively.

Income Tax Expense (Benefit)

ComCam has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating losses carry forwards at December 31, 2006, consisted of approximately $8,225,007 which will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of ComCam and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

ComCam believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations was $39,148 for the three month period ended March 31, 2007, as compared to cash flow used in operations of $189,835 for the three months ended March 31, 2006. The decrease in cash flows used in operating activities for the three month period ended March 31, 2007 can be primarily attributed to the reduction of losses incurred from operations and an increase in accrued expenses. ComCam expects to continue to use cash flow in operating activities until such time as we transition from net losses to net profits.

Cash flows used in investing activities was $0 for the three month periods ended March 31, 2007 and March 31, 2006. ComCam expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $40,000 for the three month period ended March 31, 2007, as compared to $16,750 for the three months ended March 31, 2006. Cash flow provided by financing activities for the three month period ended March 31, 2007 can be attributed to a loan from a related party. ComCam expects to generate additional cash flow from financing activities in future periods.

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

ComCam has funded its cash needs from inception through March 31, 2007 through revenues and a series of debt and equity transactions, including several private placements. Until such time as we can increase revenues and decrease expenses, we expect that we will require new debt or equity transactions to satisfy cash needs over the next twelve months.

ComCam had no formal long term lines or credit or other bank financing arrangements as of March 31, 2007.

Since earnings, if any, will be reinvested in operations, ComCam does not expect to pay cash dividends in the foreseeable future.

As of March 31, 2007, the ComCam had a working capital deficit of $2,099,288, which deficit is primarily attributable the note payable to ACC Investors. Although we intend to expand operations through the calendar year ending December 31, 2007, the funding of such operations for the next twelve months and beyond cannot be assured. Our revenues are insufficient to fund operations and our working capital deficit remains significant. Management understands that we have substantial need for significant capital to build its business. Should we be unable to obtain additional funds either through revenue increases or additional debt or equity funding, we may be forced to curtail or cease our activities.

Capital Expenditures

The ComCam made no significant capital expenditures on property or equipment for the three month periods ended March 31, 2007 or 2006.

ComCam does not expect to recognize significant capital expenditures or to require any additional consultants or employees over the next twelve months.

Going Concern

ComCam’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $6,950,269 as of December 31, 2006 which increased to $7,021,834 as of March 31, 2007. Our ability to continue as a going concern is subject to the ability of ComCam to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address ComCam’s ability to continue as a going concern, includes (i) realization of increased revenues from International’s sales (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of ComCam’s securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow ComCam to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005, ComCam discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. ComCam believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Risks Related to ComCam’s Business

COMCAM’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

ComCam’s auditors included an explanatory statement in Note 2 of their report of financial statements for the years ended December 31, 2006 and 2005, stating that there are certain factors which raise substantial doubt about our ability to continue as a going concern. These factors include: (i) we have limited revenue generating activities in place, and (ii) we have incurred losses since inception.

COMCAM HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

Since we began operations in 1999, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $7,021,834 at March 31, 2007. During the three month period ended March 31, 2007, we recorded a net loss of $71,565. We have yet to achieve profitability and we can give no assurances that we will achieve profitability within the foreseeable future or that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

IF COMCAM DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNALBE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

ComCam currently has a working capital deficit of $2,099,288. We may not be able to generate sufficient cash flow from operations to operate our business. Should we be unable to generate sufficient cash flow from operations to operate our business and are unable to secure additional capital to cover any short fall in operations, such condition would cause a reduction in expenditures which could have a material adverse effect on our ability to effectively continue operations.

COMCAM WILL NEED ADDITIONAL FINANCING TO FUND OPERATIONS

ComCam will need additional capital to fund our operations. In our efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. If adequate funds are not available or are not available on acceptable terms, our ability to take advantage of unanticipated opportunities would be significantly limited.

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

INTERNATIONAL MAY NOT DEVELOP A PUBLIC MARKET

International has registered itself with the Commission as a reporting company, and will seek a quotation on the OTCBB. However, if International does not obtain a quote for its shares on the OTCBB, it is possible that no public market for International’s shares will ever develop. Additionally, even if International does obtain a quote on the OTCBB, a public market for its shares may never develop.

Risks Related to ComCam’s Stock

COMCAM HAS SECURED FINANCING WHICH COULD NEGATIVELY IMPACT OUR SHAREHOLDERS

In June of 2005, ComCam and International procured a loan from ACC Investors, LLC, (“ACC Investors”) which requires a distribution of 100% of International’s shares to the shareholders of ComCam, which distribution is expected to take place in 2007. The distribution will likely affect ComCam’s shareholders because it will leave ComCam without an operating business.

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

WE MAY INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING REGISTERED WITH THE COMMISSION, WHICH MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE

We incur significant legal, accounting and other expenses as a result of being registered with the Commission. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, ComCam evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2007. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to ComCam’s chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ComCam’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 22, 2007, ComCam was advised by the NASD that it was delinquent in its reporting obligations three times in a 24 month period and therefore was no longer eligible to quotation on the Over the Counter Bulletin Board for a period of one year. Accordingly, ComCam’s securities were removed from quotation on the OTCBB effective at the open of business on May 31, 2007. ComCam will continue to be quoted on the Pink Sheets LLC.

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

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 31st day of May, 2007.

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
3(i)(b)           *           Amendment to Certificate of Incorporation dated February 28, 1998.
                              (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(c)           *           Amendment to Certificate of Incorporation dated March 15, 1998.
                              (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(d)           *           Amendment to Certificate of Incorporation dated June 3, 2002.
                              (incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).
3(i)(e)           *           Amendment to the Certificate of Incorporation dated December 2, 2004.
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

* Incorporated by reference to prior filings with the Commission.