Form 10QSB
period 2007-06-30
COMCAM INC
filed 2007-08-14
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________to ________.

Commission file number: 1-15165

COMCAM, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0208402 (I.R.S. Employer Identification No.)

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

Yes	X	No____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes_____	No	X

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock) as of August 14, 2007 was 39,990,134.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Unaudited Consolidated Balance Sheet as of June 30, 2007	4

Unaudited Consolidated Statement of Operations for the three and six months ended

June 30, 2007 and 2006 and cumulative amounts	5

Unaudited Consolidated Statement of Cash Flows for the six months ended

June 30, 2007 and 2006 and cumulative amounts	6

Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	11

ITEM 3. CONTROLS AND PROCEDURES	22

PART II

ITEM 1. LEGAL PROCEEDINGS	23

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	24

ITEM 5. OTHER INFORMATION	24

ITEM 6. EXHIBITS	24

SIGNATURES	25

INDEX TO EXHIBITS	26

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

COMCAM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$37,430	15,206
Accounts receivable, net	4,109	6,861
Inventories	72,973	78,048

Total current assets	114,512	100,115

Property and equipment, net	129,660	10,529
Other assets	4,106	4,106

Total assets	$248,278	114,750

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$347,121	318,538
Accrued expenses	241,015	175,666
Embedded derivative liability	97,973	-
Notes payable	1,655,893	1,511,568

Total current liabilities	2,342,002	2,005,772

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, 0 and 5,581,500 shares issued and outstanding,
respectively	-	558
Common stock, $.0001 par value; 750,000,000 shares
authorized, 39,990,134 and 34,408,634 shares issued and
outstanding, respectively	3,999	3,441
Additional paid-in capital	5,055,248	5,055,248
Deficit accumulated during the development stage	(7,152,971)	(6,950,269)
Total stockholders' deficit	(2,093,724)	(1,891,022)

Total liabilities and stockholders' deficit	$248,278	114,750

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2007	2006	2007	2006	Amounts
Revenues, net	$6,893	9,102	35,726	24,465	644,956
Cost of revenues	76	3,892	5,131	5,118	256,880

Gross profit	6,817	5,210	30,595	19,347	388,076
Operating expenses:
General and administrative expenses	74,195	145,592	134,184	310,367	5,049,781
Research and development expenses	712	3,047	4,962	12,443	2,256,741
Gain on cancellation of debt	-	-	-	(400)	(202,127)
	74,907	148,639	139,146	322,410	7,104,395

Loss from operations	(68,090)	(143,429)	(108,551)	(303,063)	(6,716,319)
Other income (expense):
Interest income	58	331	97	1,816	13,425
Interest expense	(62,652)	(27,967)	(109,355)	(53,679)	(465,184)
Gain on embedded derivative liability	(453)	-	15,107	-	15,107
	(63,047)	(27,636)	(94,151)	(51,863)	(436,652)
Loss before provision for income taxes	(131,137)	(171,065)	(202,702)	(354,926)	(7,152,971)
Provision for income taxes	-	-	-	-	-

Net loss	$(131,137)	(171,065)	(202,702)	(354,926)	(7,152,971)
Net loss per common share - basic and diluted	$(0.00)	(0.01)	(0.01)	(0.01)
Weighted average common and common

equivalent shares - basic and diluted	34,471,000	30,409,000	34,440,000	30,405,000

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,		Cumulative
	2007	2006	Amounts
Cash flows from operating activities:
Net loss	$(202,702)	(354,926)	(7,152,971)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,869	2,471	54,957
Stock, option, and warrant compensation expense	-	-	2,370,741
Gain on cancellation of debt	-	(400)	(202,127)
Gain on embedded derivative	(15,107)	-	(15,107)
Accretion - debenture interest expense	42,405	-	42,405
Provisions for losses on accounts receivable	2,000	-	9,000
(Increase) decrease in:
Accounts receivable	752	15,572	(13,109)
Inventories	5,075	(42,136)	(72,973)
Other assets	-	-	(4,106)
Increase (decrease) in:
Accounts payable	28,583	(14,284)	723,044
Accrued expenses	65,349	54,522	245,015
Related party payable	-	-	46,000

Net cash used in operating activities	(67,776)	(339,181)	(3,969,231)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Issuance of common stock	-	16,750	2,275,410
Increase in notes payable	90,000	100,000	1,754,530
Proceeds from reverse acquisition	-	-	36,338

Net cash provided by financing activities	90,000	116,750	4,066,278
Net increase (decrease) in cash	22,224	(222,431)	37,430

Cash, beginning of period	15,206	255,937	-

Cash, end of period	$37,430	33,506	37,430

The accompanying notes are an integral part of these financial statements

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2007.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year-ended December 31, 2006. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

As of June 30, 2007, the Company’s revenue generating activities are limited and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 4 – Notes Payable

Notes payable consist of the following:

June 30,	December 31,
2007	2006
Convertible unsecured note payable to ACC Investors,
LLC, bearing interest at 8%, due on demand. The note
may be converted to common shares of the Company,
at the option of the holder, based on certain terms
related to outstanding shares and per share prices. The
note also includes warrants to purchase common stock
of Comcam International, based on certain terms related
to the total number of shares outstanding at the time
the warrants are exercised.	$1,100,000	1,100,000

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 4 – Notes Payable (Continued)

Notes payable to Paul Higbee, bearing interest at
8%, due on demand, secured by the intellectual
property of the Company.	300,000	210,000

Unsecured note payable to Global Megatrend,
bearing interest at 7.5% and due on demand.
The note may be converted to common shares of
the Company, at the option of the holder, based
on certain terms related to outstanding shares
and per share prices. The Company is in default
of the agreement because it is insolvent.	176,568	176,568

Convertible debenture to HNI, LLC of $125,000,
bearing interest at 7%, due on February 14, 2008,
net of embedded derivative discount of $70,675
(see Note 5).	54,325	-

Convertible unsecured note payable to Robert
Emmet, bearing interest at 6%, and due on
demand. The note may be converted into
common shares of the Company at $.35 per
share and contains a provision which allows
the Company to call for the conversion at anytime.	25,000	25,000

$1,655,893	1,511,568

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

Note 5 – Convertible Debenture and Embedded Derivative to HNI, LLC

On February 14, 2007, the Company issued a Convertible Debenture (the Debenture) to HNI, LLC. The Debenture accrues interest at 7%, is due on February 14, 2008, and is convertible into a variable number of shares. The per share conversion rate is defined as 30% off the most recent closing bid price on the date that the Company receives notice of conversion. At June 30, 2007 the Debenture is convertible into approximately 5,952,381 common shares.

The Company analyzed the Debenture based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

Embedded Derivative

The fair value of the embedded derivative on February 14, 2007 was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•	The fair value of the Company’s common stock was calculated to be $.017 per share on February 14, 2007.
•	A volatility of 149% was calculated by using the Company’s closing stock prices since May 2006.
•	The exercise price was $.0119. This amount was determined based on 30% off the most recent closing bid price immediately preceding February 14, 2007.
•	The estimated life was determined to be 1 year, which is equal to the contractual life of the embedded derivate.
•	The risk free interest rate was determined to be 5.06% based on the 1-year treasury rate.

During the six months ended June 30, 2007, the Company recorded accretion expense related to the embedded derivative discount of $42,405.

At June 30, 2007, the embedded derivative liability consists of the following:

Fair value at inception	$113,080
Less gain	(15,107)

$97,973

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

Note 6 – Supplemental Cash Flow Information

During the six months ended June 30, 2007, the Company:

•	Acquired $125,000 of property and equipment in exchange for a convertible debenture.

•	Recorded an embedded derivative liability of $113,080 and recorded a discount on the convertible debenture of $113,080.

•	Decreased the value of the embedded derivative liability and recognized a gain on the embedded derivative liability of $15,107.

•	Converted 5,581,500 shares of preferred stock into 5,581,500 shares of common stock.

Note 7 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FSAB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The Company has filed income tax returns in the U.S. federal jurisdiction and in certain states. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the six month periods ended June 30, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at June 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

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

Strategy

ComCam remains focused on numerous domestic and international sales opportunities with businesses and organizations that have purchased International’s products in the past, including the following:

•	United States agencies: most of our units sold to U.S. agencies have been used for testing purposes, including:

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

•	United States corporations: units sold to private US companies for both research purposes and for implementation, including:

(a) DRS/Night Vision Systems for various purposes and purchased 5 microserver systems between 2006 and the present, and provide engineering services;

(b) Henry Brothers for installation at JFK Airport and purchased 3 microserver systems;

(c) IBM for loss-prevention purpose at its corporate facility in Raleigh, NC, purchased 3 microserver systems.

•

Various South America and North Africa integrators: port security and various wireless applications including two companies in Cartagena, Columbia, who purchased 11 professional lens camera systems since 2003 for testing in a port security project.

ComCam has significantly increased its intellectual property (IP) portfolio with the addition of US Patent 6,975,220 to its portfolio. The technology embodied in the patent is expected to enhance the command-and-control appliances and remote management services offered by International’s products. Further, we intend to license the '220' patent directly to OEM partners, online service providers, software developers, consumer electronics companies and other industry partners developing online services with intelligent remote devices. The patent was acquired from HNI, LLC (a Connecticut LLC.), a partnership that includes The Hartford, Next Generation Ventures, LLC, and Connecticut Innovations.

Additionally, ComCam intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

•	DRS/Night Vision Systems has provided engineering services for their Perceptor camera line and it has incorporated ComCam microservers and software to support trials for the military projects.
•	EG&G has included ComCam in design bids for wireless configurations on military contracts.
•	OLogic has included ComCam in design of robotic based command-and-control system.
•	Siemens Maintenance Services, LLC, has included ComCam in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues.
•	Symbol/Motorola has made ComCam a strategic sales partner for command-and-control and video display on mobile enterprise devices.
•	ComCam has licensed its proprietary video compression utility to AMSEC, a business partnership between Science Applications International Corp. (SAIC) and Newport News Shipbuilding.

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

ComCam has begun to offer a series of specialized “solution” bundles to be sold into the marketplace by select distributors.

•	AAID Security Solutions, Peachtree City, GA -- for the distribution of the RFID Biometric Access System.
•	Remote Eyes, Laurel, MD – distribution of the CCTV Upgrade Kit (Limited System).
•	ScanSource, Greenville, SC – distributor of the CCTV Wireless Upgrade Kit (Full System).
•	Susquehanna Computer Innovations, South Williamsport, PA – for distribution of the Integrated Command-&-Control Van.

Individual dealers, resellers and system integrators have begun to offer company-based solutions to their respective sales channels.

ComCam’s marketing plan provides that we will:

•	promote our products and services through our website;
•

promote our accomplishments through regular press releases distributed by a PR Newswire that reaches both the financial press and the specialized industry-sector press. We maintain an online mailing list of three thousand names and each release is sent to contacts on the list;

•

attend leading industry events, including trade conferences and seminars, often with a strategic partner; two recent events include FenceTech 2007 with AAID, to introduce its “RFID Biometric Access System,” and CES 2007 with OLogic, to participate at “Robotics TechZone” to demonstrate a video command-and-control system.

•	participate in invitation-only company presentations and seminars; e.g., invited to present at ESRI’s “Survey & Engineering: GIS Summit” (June 2007).
•	support our strategic partners by participating in planning sessions and other events.

Further, we intend to:

•

retain a professional investor relations / public relations firm to launch an aggressive re-branding awareness campaign targeted to both our core sales channels (e.g., security surveillance, video networking) as well as the investor community (e.g., market makers and research analysts);

•

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

Results of Operations

During the six month period ended June 30, 2007, ComCam was engaged in the ongoing development and sale of International’s Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended June 30, 2007 decreased to $6,893 from $9,102 for the three month period ended June 30, 2006, a decrease of 24%. Revenue for the six month period ended June 30, 2007 increased to $35,726 from $24,465 for the six month period ended June 30, 2006, an increase of 46%. The increase in revenue over the comparative six month periods can be attributed to the availability of products and increased marketing efforts. ComCam expects revenue to continue to increase over the next twelve months.

Losses

Net losses for the three month period ended June 30, 2007 decreased to $131,137 from $171,065 for the three month period ended June 30, 2006, a decrease of 23%. Net losses for the six month period ended June 30, 2007 decreased to $202,702 from $354,926 for the six month period ended June 30, 2006, a decrease of 43%. The decrease in losses over the comparative six month periods is due to an increase in revenue and a decrease in general and administrative expenses. ComCam expects to continue to decrease losses over the next twelve months.

Expenses

Cost of revenue for the three month period ended June 30, 2007 decreased to $76 from $3,892 for the three month period ended June 30, 2006, a decrease of 98%. Cost of revenue for the six month period ended June 30, 2007 increased to $5,131 from $5,118 for the six month period ended June 30, 2006, an increase of less than 1%. The increase in the cost of revenue over the comparative six month periods can be attributed to costs associated with the increase in revenue over the periods. ComCam expects the cost of revenue to grow as sales increase over the next twelve months.

General and administrative expenses for the three month period ended June 30, 2007 decreased to $74,195 from $145,592 for the three month period ended June 30, 2006, a decrease of 49%. General and administrative expenses for the six month period ended June 30, 2007 decreased to $134,184 from $310,367 for the six month period ended June 30, 2006, a decrease of 57%. The decrease in general and administrative expenses over the comparative six month periods is attributable to a decrease in personnel costs, and costs attendant to financing activities. ComCam expects that general and administrative expenses will remain relatively consistent over the next twelve months.

Research and development expenses for the three month period ended June 30, 2007 decreased to $712 from $3,047 for the three month period ended June 30, 2006, a decrease of 77%. Research and development expenses for the six month period ended June 30, 2007 decreased to $4,962 from $12,443 for the six month period ended June 30, 2006. The decrease in research and development expenses over the comparative six month periods is due to insufficient financial resources. ComCam expects that research and development expenses will increase over the next twelve months in the event that sufficient financial resources become available for these purposes.

Depreciation and amortization expenses for the six month periods ended June 30, 2007 and 2006 were $5,869 and $2,471, respectively.

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

Capital Expenditures

ComCam made no significant capital expenditures on property or equipment for the six month periods ended June 30, 2007 or 2006.

Liquidity and Capital Resources

Cash flow used in operations was $67,776 for the six month period ended June 30, 2007, as compared to cash flow used in operations of $339,181 for the six months ended June 30, 2006. The decrease in cash flows used in operating activities over the comparative six month periods can be primarily attributed to the reduction of losses incurred from operations in combination with increase in accrued expenses and accounts payable. ComCam expects to continue to use cash flow in operating activities until such time as revenues increase.

Cash flows used in investing activities was $0 for the six month periods ended June 30, 2007 and June 30, 2006. ComCam expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $90,000 for the six month period ended June 30, 2007, as compared to $116,750 for the six months ended June 30, 2006. Cash flow provided by financing activities for the current six month period can be attributed to a loan. ComCam expects to generate additional cash flow from financing activities in future periods.

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

The Agreement also requires that ComCam cause International to file a registration statement with the Commission in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after the International registration statement is considered “effective” by the Commission. The conversion of the promissory note will be affected after the share distribution of the International common shares to ComCam’s shareholders. The parties to the Agreement anticipate the completion of the registration statement and the share distribution by December 31, 2007.

ComCam has funded its cash needs from inception through June 30, 2007 through revenues and a series of debt and equity transactions, including several private placements. Until such time as the Company can increase revenues and decrease expenses, we expect that we will require new debt or equity transactions to satisfy cash needs over the next twelve months.

ComCam had no formal long term lines or credit or other bank financing arrangements as of June 30, 2007.

Since earnings, if any, will be reinvested in operations, ComCam does not expect to pay cash dividends in the foreseeable future.

ComCam has no current plans for the purchase or sale of any plant or equipment.

ComCam has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2007, ComCam has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

ComCam’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $6,950,269 as of December 31, 2006 which increased to $7,152,971 as of June 30, 2007. Our ability to continue as a going concern is subject to the ability of ComCam to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address ComCam’s ability to continue as a going concern, includes (i) realization of increased revenues; (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of our securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow ComCam to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties involved in the rate of growth of ComCam’s business and acceptance of products and services;
•	the ability of ComCam to achieve and maintain an adequate customer base to have sufficient revenues to fund and maintain operations;
•	the volatility of the stock market; and
•	general economic conditions.

We wish to caution readers that ComCam’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on ComCam's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on ComCam's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FSAB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. ComCam has filed income tax returns in the U.S. federal jurisdiction and in certain states. ComCam is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002. ComCam adopted the provisions of FIN 48 on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on ComCam's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on ComCam's future reported financial position or results of operations.

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

COMCAM HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

Since we began operations in 1999, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $7,152,971 at June 30, 2007. During the six month period ended June 30, 2007, we recorded a net loss of $202,702. We have yet to achieve profitability and we can give no assurances that we will achieve profitability within the foreseeable future or that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

IF COMCAM DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO SUSTAIN ITS BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS

ComCam currently has a working capital deficit of $2,227,490 at June 30, 2007 which deficit is primarily attributable the note payable to ACC Investors. Although we intend to expand operations through the calendar year ending December 31, 2007, the funding of such operations and beyond cannot be assured. Our revenues are insufficient to sustain operations and our working capital deficit remains significant. Should we be unable to generate sufficient cash flow from revenues to sustain our business and fail to obtain additional funds through additional debt or equity funding, we may be forced to curtail or cease operations.

COMCAM WILL NEED ADDITIONAL FINANCING TO FUND OPERATIONS

Management understands that we have substantial need for significant capital to build our business. In our efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. If adequate funds are not available or are not available on acceptable terms, our ability to continue as an operating business will be significantly limited.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of

December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 3.	CONTROLS AND PROCEDURES

ComCam’s president acts both as ComCam’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for ComCam.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, ComCam evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to ComCam’s chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ComCam’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On June 29, 2007, the Company authorized the issuance of 5,581,500 shares of common stock to 22 individuals or entities in exchange for the cancellation of 5,581,500 shares of Series A Preferred Stock pursuant to the exemptions provided by Section 4(2), Regulation D and Regulation S of the Securities Act of 1933, as amended as follows:

NAME	PREFERRED	COMMON	EXEMPTION
Don Gilbreath	4,000,000	4,000,000	4(2)/Reg D
Robert Betty	200,000	200,000	4(2)/Reg D
Albert White	200,000	200,000	4(2)/Reg D
Bob Emmet	12,500	12,500	4(2)/Reg D
Alfred Duncan	14,500	14,500	4(2)/Reg D
David Rosen	25,000	25,000	4(2)/Reg D
Louise Carroll	25,000	25,000	4(2)/Reg D

Nick Largent	47,000	47,000	4(2)/Reg D
Carolyn Scheppner	30,000	30,000	4(2)/Reg D
Michael Rivers	50,000	50,000	4(2)/Reg D
Andy Finkel	17,500	17,500	4(2)/Reg D
Steve Kreckman	10,000	10,000	4(2)/Reg D
Nolan Bushnell	200,000	200,000	4(2)/Reg D
Ruairidh Campbell	100,000	100,000	4(2)/Reg D
Charlie Mark	50,000	50,000	4(2)/Reg D
Fridolin Voegeli	50,000	50,000	4(2)/Reg S
Ken Takehana	50,000	50,000	4(2)/Reg S
Javelin Advisory Group	425,000	425,000	4(2)/Reg D
Andrew Beyer	25,000	25,000	4(2)/Reg D
Trisha Bollman	25,000	25,000	4(2)/Reg D
Lisa Martinez	10,000	10,000	4(2)/Reg D
Kenneth Wiedrich	15,000	15,000	4(2)/Reg D

The Company complied with Section 4(2) based on the following factors: (1) the issuance were isolated private transactions that did not involve a public offering; (2) there were a limited number of offerees who were issued common stock in exchange for preferred stock; (3) each offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time of the offering, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

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

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 26 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of August, 2007.

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
10(ii)(a)

*                     Securities Purchase Agreement between ComCam, Inc., ComCam International, Inc., and ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to ComCam, Inc.’s Form 8-K filed June 30, 2005).

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

10(iv)	* Asset Purchase Agreement between ComCam, Inc. and HNI, LLC dated February 14, 2007 (incorporated by reference to the Form 8-K, filed with the Commission on February 15, 2007).
14	* Code of Ethics adopted March 1, 2004 (incorporated by reference to the Form 10-KSB filed April 14, 2004).
31	27 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	28 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(i)	* Audit Committee Charter adopted January 26, 2005 (incorporated by reference to the Form 10-KSB/A filed May 19, 2005).

*	Incorporated by reference to prior filings with the Commission.