Form 10QSB
period 2007-09-30
COMCAM INC
filed 2007-11-14
CIK 1057327

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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

Yes                   No     X

The number of outstanding shares of the registrant’s common stock, $0.0001 par value (the only class of voting stock), as of November 13, 2007 was 39,990,134.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Unaudited Consolidated Balance Sheet as of September 30, 2007	4

Unaudited Consolidated Statement of Operations for the three and nine months ended

September 30, 2007 and 2006 and cumulative amounts	5

Unaudited Consolidated Statement of Cash Flows for the nine months ended

September 30, 2007 and 2006 and cumulative amounts	6

Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT‘S DISCUSSION AND ANALYSIS	11

ITEM 3. CONTROLS AND PROCEDURES	24

PART II

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	24

ITEM 5. OTHER INFORMATION	24

ITEM 6. EXHIBITS	24

SIGNATURES	25

INDEX TO EXHIBITS	26

PART I

ITEM 1.	FINANCIAL STATEMENTS

As used herein the terms “ComCam,” “we,” “our”, and “us” refer to ComCam, Inc., a Delaware corporation, and our subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

COMCAM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$38,432	15,206
Accounts receivable, net	6,023	6,861
Inventories	72,973	78,048

Total current assets	117,428	100,115

Property and equipment, net	126,726	10,529
Other assets	2,106	4,106

Total assets	$246,260	114,750

LIABILITIES AND STOCKHOLDERS‘ DEFICIT

Current liabilities:
Accounts payable	$347,327	318,538
Accrued expenses	277,143	175,666
Embedded derivative liability	93,477	-
Notes payable	1,744,163	1,511,568

Total current liabilities	2,462,110	2,005,772

Commitments and contingencies

Stockholders‘ deficit:
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, 0 and 5,581,500 shares issued and outstanding, respectively	-	558
Common stock, $.0001 par value; 750,000,000 shares
authorized, 39,990,134 and 34,408,634 shares issued and outstanding, respectively	3,999	3,441
Additional paid-in capital	5,055,248	5,055,248
Deficit accumulated during the development stage	(7,275,097)	(6,950,269)

Total stockholders‘ deficit	(2,215,850)	(1,891,022)

Total liabilities and stockholders‘ deficit	$246,260	114,750

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2007	2006	2007	2006	Amounts
Revenues, net	$8,412	16,973	44,138	41,438	653,368
Cost of revenues	-	3,159	5,131	8,277	256,880
Gross profit	8,412	13,814	39,007	33,161	396,488
Operating expenses:
General and administrative expenses	63,322	103,619	197,506	413,986	5,113,103
Research and development expenses	5,763	507	10,725	12,950	2,262,504
Gain on cancellation of debt	-	-	-	(400)	(202,127)
	69,085	104,126	208,231	426,536	7,173,480
Loss from operations	(60,673)	(90,312)	(169,224)	(393,375)	(6,776,992)
Other income (expense):
Interest income	161	95	258	1,911	13,586
Interest expense	(66,110)	(29,767)	(175,465)	(83,446)	(531,294)
Gain on embedded derivative liability	4,496	-	19,603	-	19,603
	(61,453)	(29,672)	(155,604)	(81,535)	(498,105)
Loss before provision for income taxes	(122,126)	(119,984)	(324,828)	(474,910)	(7,275,097)
Provision for income taxes	-	-	-	-	-
Net loss	$(122,126)	(119,984)	(324,828)	(474,910)	(7,275,097)
Net loss per common share - basic and diluted	$(0.00)	(0.00)	(0.01)	(0.02)
Weighted average common and common
equivalent shares - basic and diluted	39,990,000	32,057,000	36,317,000	30,958,000

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2007	2006	Amounts

Cash flows from operating activities:
Net loss	$(324,828)	(474,910)	(7,275,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,803	3,706	57,891
Accretion - debenture interest expense	70,675	-	70,675
Stock, option, and warrant compensation expense	-	-	2,370,741
Gain on embedded derivative	(19,603)	-	(19,603)
Gain on cancellation of debt	-	(400)	(202,127)
Provisions for losses on accounts receivable	2,000	7,800	9,000
Inventories reserve	-	25,000	-
(Increase) decrease in:
Accounts receivable	(1,162)	6,351	(15,023)
Inventories	5,075	(164,217)	(72,973)
Other assets	2,000	-	(2,106)
Increase (decrease) in:
Accounts payable	28,789	104,082	723,250
Accrued expenses	101,477	72,244	281,143
Related party payable	-	-	46,000

Net cash used in operating activities	(126,774)	(420,344)	(4,028,229)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Issuance of common stock	-	16,750	2,275,410
Increase in notes payable	150,000	170,000	1,814,530
Proceeds from reverse acquisition	-	-	36,338

Net cash provided by financing activities	150,000	186,750	4,126,278

Net increase (decrease) in cash	23,226	(233,594)	38,432

Cash, beginning of period	15,206	255,937	-

Cash, end of period	$38,432	22,343	38,432

The accompanying notes are an integral part of these financial statements.

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Note 3 - Going Concern

As of September 30, 2007, the Company has limited revenue generating activities in place and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 4 – Notes Payable

Notes payable consist of the following:

September 30,	December 31,
2007	2006
Convertible unsecured note payable to ACC Investors,
LLC, bearing interest at 8%, due on demand. The note
may be converted to common shares of the Company,
at the option of the holder, based on certain terms
related to outstanding shares and per share prices. The
note also includes warrants to purchase common stock

of the Company, based on certain terms related

to the total number of shares outstanding at the time
the warrants are exercised.	$1,100,000	1,100,000

Notes payable to Paul Higbee, bearing interest at 8%,
due on demand, secured by the intellectual property of
the Company.	360,000	210,000

Unsecured note payable to Global Megatrend bearing
interest at 7.5% and due on demand. The note may be
converted to common shares of the Company, at the

option of the holder, based on certain terms related to

outstanding shares and per share prices.	176,568	176,568

Convertible debenture to HNI, LLC of $125,000, bearing
interest at 7%, due on February 14, 2008, net of embedded
derivative discount of $42,405 (see Note 5).	82,595	-

Convertible unsecured note payable to Robert Emmet,
bearing interest at 6%, and due on demand. The note may
be converted into common shares of the Company at $.35
per share and contains a provision which allows
the Company to call for the conversion at anytime.	25,000	25,000

$1,744,163	1,511,568

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 5 – Convertible Debenture and Embedded Derivative to HNI, LLC

On February 14, 2007, the Company issued a Convertible Debenture (the Debenture) to HNI, LLC. The Debenture accrues interest at 7%, is due on February 14, 2008, and is convertible into a variable number of shares. The per share conversion rate is defined as 30% off the most recent closing bid price on the date that the Company receives notice of conversion. At September 30, 2007 the Debenture is convertible into approximately 19,841,270 common shares.

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

Embedded Derivative

The fair value of the embedded derivative on February 14, 2007 was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•	The fair value of the Company’s common stock was calculated to be $.017 per share on February 14, 2007.
•	A volatility of 149% was calculated by using the Company’s closing stock prices since May 2006.
•	The exercise price was $.0119. This amount was determined based on 30% off the most recent closing bid price immediately preceding February 14, 2007.
•	The estimated life was determined to be 1 year, which is equal to the contractual life of the embedded derivate.
•	The risk free interest rate was determined to be 5.06% based on the 1-year treasury rate.

During the nine months ended September 30, 2007, the Company recorded accretion expense related to the embedded derivative discount of $70,675.

At September 30, 2007, the embedded derivative liability consists of the following:

Fair value at inception	$113,080
Less gain	(19,603)

$93,477

ComCam, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 6 – Supplemental Cash Flow Information

During the nine months ended September 30, 2007, the Company:

•	Acquired $125,000 of property and equipment in exchange for a convertible debenture.

•	Recorded an embedded derivative liability of $113,080 and recorded a discount on the convertible debenture of $113,080.

•	Decreased the value of the embedded derivative liability and recognized a gain on the embedded derivative liability of $19,603.

•	Converted 5,581,500 shares of preferred stock into 5,581,500 shares of common stock.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the nine month periods ended September 30, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at September 30, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion and analysis of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

General

ComCam is a pioneering developer and provider of Internet Protocol wired and wireless video products and solutions. The mission of our wholly owned subsidiary, ComCam International, Inc. (“International”), is to become a leader in the digital video network services and solutions industry.

Internet Protocol (“IP”) is the procedure for regulating the transmission of data over a network, be that a local area network, the Internet, or a wireless connection. ComCam’s IP video products are designed to work efficiently over any network by breaking up data into small transmittable units or “packets” which are then reassembled on the receiving end.

Our principal network device, the ComCam MicroServer, supports the transmission of both analog and digital data; an analog signal is converted to digital before network transmission. In addition, our IP procedure supports the network distribution of video as well as other data types of data, including biometric and sensor data.

Discussion and Analysis

ComCam’s financial condition and results of operations depend primarily on revenue generated from the sale of International products and by providing specialized services. In addition, our financial condition is tied to our ability to realize additional debt or equity financing in combination with stability in administrative expenses. There can be no assurance that an increase in sales of International’s products or any other sources of revenue will provide sufficient cash flows in the near term to sustain our operations and we have no commitments for additional debt or equity financing. Since ComCam does not expect to generate sufficient cash flow in the short term, we are currently seeking financing as a means to bridge the gap between operational losses and expenses. ComCam can provide no assurance that our efforts will be successful.

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

Strategy

ComCam remains focused on numerous domestic and international sales opportunities with businesses and organizations that have purchased International’s products in the past, including the following:

•

United States agencies: our products are currently being deployed with Immigration and Customs Enforcement (ICE) at the General Service Administration facility located in lower Manhattan, New York City.

•	United States agencies: products sold to U.S. agencies have been used for testing purposes, including:
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
(e)

Department of Interior who purchased several camera systems in 2001 to secure certain historic buildings in Independence Park, Philadelphia; and State agencies: the Washington Fish and Wildlife Service purchased 1 camera system in October 2005.

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

ComCam has significantly increased our intellectual property (IP) portfolio with the addition of US Patent 6,975,220 to our portfolio. The technology embodied in the patent is expected to enhance the command-and-control appliances and remote management services offered by International’s products. Further, we intend to license the ‘220’ patent directly to OEM partners, online service providers, software developers, consumer electronics companies and other industry partners developing online services with intelligent remote devices. The patent was acquired from HNI, LLC (a Connecticut LLC.), a partnership that includes The Hartford, Next Generation Ventures, LLC, and Connecticut Innovations.

Additionally, ComCam intends to pursue numerous new domestic and international sales opportunities to generate increased revenue, including the following:

•	DRS/Night Vision Systems has provided engineering services for their Perceptor camera line and it has incorporated ComCam microservers and software to support trials for the military projects.

•	Digi-Data Corporation has signed a letter of intent to pursue mutually advantageous business opportunities.
•	DataWorks Plus is developing a wireless inmate tracking system in partnership with ComCam to meet the needs of the Immigration and Customs Enforcement (ICE).
•	EG&G has included ComCam in design bids for wireless configurations on military contracts.
•	OLogic has included ComCam in design of robotic based command-and-control system.
•	Siemens Maintenance Services, LLC, has included ComCam in design bids for wireless configurations to commercial airports, municipal transportation departments and other venues.
•	Symbol/Motorola has made ComCam a strategic sales partner for command-and-control and video display on mobile enterprise devices.

Marketing overtures through DRS/Night Vision, Siemans Maintenance Services, LLC, and Symbol/Motorola have not resulted in sales to date. All of the above are examples of potential future customers that may contribute to an increase in ComCam’s revenues. Additionally, ComCam plans to implement an aggressive marketing and sales campaign to reach a broader market for our products.

While maintaining direct sales relations with many of our historic customers (e.g., DRS), ComCam has also focused our sales efforts on serving as an Original Equipment Manufacturer (OEM) for strategic resellers, to serve as a research and development partner, and to develop a network of dealers, resellers and system integrators with differing targeted market expertise.

As an Original Equipment Manufacturer (OEM), ComCam has established a strategic reseller alliance with Symbol/Motorola for the development of integrated solutions to take advantage of its MotoMESH network architecture.

ComCam is offering a series of specialized “solution” bundles to be sold into the marketplace by select distributors, including:

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

•

revise our corporate identity (e.g., logo), website and print materials: in line with overall corporate repositioning, we will revise and refresh our core branding elements to maximize our positioning message as a technology leader not only in video surveillance but also toward wireless networking; through these efforts, we will be able to manage sales growth as well as take advantage of new opportunities including customized solutions that resellers bring to us.

Results of Operations

During the nine month period ended September 30, 2007, ComCam was engaged in the ongoing development and sale of International’s Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions.

Revenue

Revenue for the three month period ended September 30, 2007 decreased to $8,412 from $16,973 for the three month period ended September 30, 2006, a decrease of 50%. Revenue for the nine month period ended September 30, 2007 increased to $44,138 from $41,438 for the nine month period ended September 30, 2006, an increase of 7%. The decrease in revenue over the comparative three month periods can be attributed to a decrease in sales contracts over the period. While the increase in revenue over the comparative nine month periods can be attributed to the availability of products and increased marketing efforts. ComCam expects that International’s revenue will increase over the next twelve months.

Losses

Net losses for the three month period ended September 30, 2007 increased to $122,126 from $119,984 for the three month period ended September 30, 2006, an increase of 2%. Net losses for the nine month period ended September 30, 2007 decreased to $324,828 from $474,910 for the nine month period ended September 30, 2006, a decrease of 32%. The increase in losses over the comparative three month periods is due to a decrease in revenue and an increase in interest expenses. While the decrease in losses over the comparative nine month periods can be primarily attributed to the decrease in general and administrative expenses. ComCam expects that International will decrease losses over the next twelve months with increased revenues and decreased general and administrative expenses.

Expenses

Cost of revenue for the three month period ended September 30, 2007 decreased to $0 from $3,159 for the three month period ended September 30, 2006. Cost of revenue for the nine month period ended September 30, 2007 decreased to $5,131 from $8,277 for the nine month period ended September 30, 2006, a decrease of 38%. The decrease in the cost of revenue over the comparative three and nine month periods is due to availability of manufactured product to sell for which costs had already been absorbed in prior periods. ComCam expects that International’s cost of revenue will increase as they manufacture new products for sale over the next twelve months.

General and administrative expenses for the three month period ended September 30, 2007 decreased to $63,322 from $103,619 for the three month period ended September 30, 2006, a decrease of 39%. General and administrative expenses for the nine month period ended September 30, 2007 decreased to $197,506 from $413,986 for the nine month period ended September 30, 2006, a decrease of 52%. The decrease in general and administrative expenses over the comparative three and nine month periods is attributable to a decrease in personnel costs as well as costs attendant to financing activities. ComCam expects that both our and International’s general and administrative expenses will decline over the next twelve months.

Research and development expenses for the three month period ended September 30, 2007 increased to $5,763 from $507 for the three month period ended September 30, 2006, an increase of 1,037%. Research and development expenses for the nine month period ended September 30, 2007 decreased to $10,725 from $12,950 for the nine month period ended September 30, 2006. The increase in research and development expenses over the comparative three month periods can be attributed to expenses connected to adding software enhancements to existing products. The decrease in research and development expenses over the comparative nine month periods is due to the ongoing limited financial resources secured for research and development activities. ComCam expects that International’s research and development expenses will increase over the next twelve months subject to the availability of sufficient capital.

Depreciation and amortization expenses for the nine month periods ended September 30, 2007 and 2006 were $8,803 and $3,706, respectively.

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

Capital Expenditures

ComCam made no significant capital expenditures on property or equipment for the nine month periods ended September 30, 2007 or 2006.

Liquidity and Capital Resources

Cash flow used in operations was $126,774 for the nine month period ended September 30, 2007, as compared to cash flow used in operations of $420,344 for the nine months ended September 30, 2006. The decrease in cash flows used in operating activities over the comparative nine month periods can be primarily attributed to the reduction of losses incurred from operations an increase in accrued expenses. ComCam expects to continue to use cash flow in operating activities until such time as net revenue can be realized from operations.

Cash flows used in investing activities was $0 for the nine month periods ended September 30, 2007 and September 30, 2006. ComCam expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities was $150,000 for the nine month period ended September 30, 2007, as compared to $186,750 for the nine months ended September 30, 2006. Cash flow provided by financing activities for the most recent nine month period can be attributed to a loan needed to sustain operations. ComCam expects to generate additional cash flow from financing activities in future periods.

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

The Agreement also requires that ComCam cause International to file a registration statement with the Commission in anticipation of the share distribution and the conversion of the promissory note. The share distribution will be affected after the International registration statement is considered “effective” by the Commission. The conversion of the promissory note will be affected after the share distribution of the International common shares to ComCam’s shareholders. The parties to the Agreement anticipate the completion of the share distribution by December 31, 2007.

ComCam has funded our cash needs from inception through September 30, 2007 through revenues and a series of debt and equity transactions, including several private placements. Until such time as ComCam can increase revenues and decrease expenses, we will require new debt or equity transactions to satisfy cash needs over the next twelve months.

ComCam had no formal long term lines or credit or other bank financing arrangements as of September 30, 2007.

Since earnings, if any, will be reinvested in operations, ComCam does not expect to pay cash dividends in the foreseeable future.

ComCam has no current plans for the purchase or sale of any plant or equipment.

ComCam has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2007, ComCam has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

ComCam’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $6,950,269 as of December 31, 2006 which increased to $7,275,097 as of September 30, 2007. Our ability to continue as a going concern is subject to the ability of ComCam to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address ComCam’s ability to continue as a going concern, includes (i) realization of increased revenues; (ii) obtaining funding from private placement sources; (iii) obtaining additional funding from the sale of our securities; (iv) obtaining loans from shareholders as necessary, and (v) converting outstanding debt to equity. Although management believes that it will be able to obtain the necessary funding to allow ComCam to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

We wish to caution readers that ComCam’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. ComCam bases our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, ComCam applies the following critical accounting policies in the preparation of our financial statements.

Revenue Recognition

We generate revenue through the sale of International’s products to the private, commercial, industrial and governmental sectors of the security industry. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. ComCam believes that revenue should be recognized at the time of shipment as title passes to the customer on shipment.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes (“BS”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity‘s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on ComCam‘s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity‘s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on ComCam‘s future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on ComCam‘s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on ComCam‘s future reported financial position or results of operations.

In September 2006, the Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. ComCam is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. ComCam is currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

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

COMCAM HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

Since we began operations in 1999, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $7,275,097 at September 30, 2007. During the nine month period ended September 30, 2007, we recorded a net loss of $324,828. We have yet to achieve profitability and we can give no assurances that we will achieve profitability within the foreseeable future or that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

IF COMCAM DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO SUSTAIN OUR BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS

ComCam currently has a working capital deficit of $2,344,682 at September 30, 2007 which deficit is primarily attributable the note payable to ACC Investors. Although we intend to expand operations through the calendar year ending December 31, 2007, the funding of such operations and beyond cannot be assured. Our revenues are insufficient to sustain operations and our working capital deficit remains significant. Should we be unable to generate sufficient cash flow from revenues to sustain our business and fail to obtain additional funds through additional debt or equity funding, we may be forced to curtail or cease operations.

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

THE MARKET ACCEPTANCE OF INTERNATIONAL‘S PRODUCTS IS CRITICAL TO INTERNATIONAL’S GROWTH

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

MISAPPROPRIATION OF PROPREITARY RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT INTERNATIONAL’S FINANCIAL CONDITION

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

Additionally, if ACC Investors converted all of their shares and executed all of their warrants, ACC Investors could own more than 45% percent of the issued and outstanding shares of International. This would give ACC Investors significant influence over International’s policies and affairs and ACC Investors could be in a position to determine the outcome of corporate actions requiring stockholder approval. These actions may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of International’s assets.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, ComCam evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007. Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to ComCam’s chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ComCam’s internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of November, 2007.

COMCAM, INC.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

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

10(iv)	* Asset Purchase Agreement between ComCam, Inc. and HNI, LLC dated February 14, 2007 (incorporated by reference to the Form 8-K, filed with the Commission on February 15, 2007).
10(v)	Attached Joinder, Amendment and Consent Agreement between ComCam, Inc., ComCam International, Inc. and HNI, LLC dated September 28, 2007.
14	* Code of Ethics adopted March 1, 2004 (incorporated by reference to the Form 10-KSB filed April 14, 2004).
31	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(i)	* Audit Committee Charter adopted January 26, 2005 (incorporated by reference to the Form 10-KSB/A filed May 19, 2005).

*	Incorporated by reference to prior filings with the Commission.