Form 10KSB
period 2007-12-31
COMCAM INC
filed 2008-04-14
CIK 1057327

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 001-15165

COMCAM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0208402 (I.R.S. Employer Identification No.)

1140 McDermott Drive, West Chester, Pennsylvania 19380

(Address of principal executive offices) (Zip Code)

(610) 436-8089

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock ($0.0001 par value)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☑	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                Yes ☑ No ☐

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (25,246,929 shares) was approximately $151,482 based on the average closing bid and asked prices ($0.006) for the common stock on April 11, 2008.

At April 14, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 39,990,134.

TABLE OF CONTENTS

PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	10

Item 3.	Legal Proceedings	10

Item 4.	Submission of Matters to a Vote of Security-Holders	11

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small
Business Issuer Purchases of Equity Securities	11

Item 6.	Management's Plan of Operation	13

Item 7.	Financial Statements	17

Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	18

Item 8A.	Controls and Procedures (Item 8A(T))	18

Item 8B.	Other Information	18

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate
Governance; Compliance with Section 16(a) of the Exchange Act	19

Item 10.	Executive Compensation	22

Item 11.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	23

Item 12.	Certain Relationships and Related Transactions, and Director Independence	23

Item 13.	Exhibits	23

Item 14.	Principal Accountant Fees and Services	24

Signatures	25

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to ComCam, Inc., and its predecessor, unless context indicates otherwise. The term “ComCam International” refers to ComCam International, Inc., our subsidiary, until distributed to our shareholders as of December 28, 2007.

Corporate History

The Company was incorporated as “Innovin Development Corporation” on December 18, 1997, in the State of Delaware. On March 5, 1998 we changed our name to “Anglo-Sierra Resources Corp.” and on March 15, 1999 to “Bullet Environmental Technologies, Inc.” to reflect a focus on divergent business operations. We changed our name to “ComCam, Inc.” on June 3, 2002 as the result of our acquisition of ComCam International.

On January 10, 2005, the Company elected to be regulated as a Business Development Company (“BDC”) as outlined in the Investment Company Act of 1940 by filing a Form NT-54A with the Securities and Exchange Commission (“Commission”). On December 28, 2006, the holders of a majority of the outstanding shares of our common stock entitled to vote executed a written consent that approved the withdrawal of our BDC election. On March 9, 2007, we filed a notice of our withdrawal on Form NT-54C with the Commission.

We operated ComCam International as a wholly owned subsidiary from June 3, 2002 until December 28, 2007 when we completed a 100% dividend of ComCam International’s shares to our shareholders on a pro rata basis of one share of ComCam International’s common stock for every twenty shares of our common stock held as of the dividend record date. Our board of directors decided to “spin-off” ComCam International in order to separately focus the attention of the financial community on ComCam International’s business, with the intention of improving its access to financing while enabling the Company to seek out other technology based business opportunities in the development stage.

ComCam International is subject to the informational requirements of the Securities Exchange Act of 1934, as amended and as such files reports, proxy statements and other information with the Commission. Filings can be viewed on the Internet at www.sec.gov.

The Company’s principal place of business is located at 1140 McDermott Drive, Suite 200, West Chester, Pennsylvania, 19380, and our telephone number is (610) 436-8089.

Our registered statutory office is located at the Company Corporation, 400-2711 Centerville Road, Wilmington, Delaware, 19808.

The Company

Summary of Current Operations

The Company intends to function as a business incubator, either through merger or acquisition, for development stage technology assets and emerging businesses that management believes are well positioned for future growth. We intend to fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock. Although our focus may be on convergent internet protocol technologies in the security, medical, transportation, and entertainment sectors, we do not intend to restrict considerations to internet related applications rather we intend to consider business opportunities in any business or industry segment that involves proprietary assets tied to technological advances.

Since the distribution of ComCam International to our shareholders, the Company has substantially decreased its day to day operations. Our sole executive officer and board of directors currently devote limited time and attention to the affairs of the Company.

Summary of Operations during the Year Ended December 31, 2007

During the year ended December 31, 2007, our mission, through the Company’s formerly wholly owned subsidiary, ComCam International, was to become a leader in the digital video camera and software industry. ComCam International has long been a pioneering developer and provider of Internet Protocol wired and wireless video products and solutions.

Internet Protocol (“IP”) is the procedure for regulating the transmission of data over a network, be that a local area network or the internet. ComCam International’s IP video products are designed to work efficiently over a network, whether the network is connected by cable or over a wireless connection, by breaking up data into small transmittable units which are then reassembled on the receiving end.

ComCam International was responsible for introducing the world’s first wireless camera networking system using the current wireless standard, as well as developing the world’s smallest IP network recording device.

Since that time ComCam International has directed ComCam International’s efforts toward an integrated camera system utilizing IP technology, which allows for video monitoring and remote control of the camera over the internet. Basically, ComCam International has developed a high-tech camera and recorder that can be accessed from almost anywhere. ComCam International’s core technology is based on a computing platform complete with an operating system, firmware (which is software embedded into hardware), software applications, and development tools.

ComCam International’s video networking system is comprised of proprietary hardware (namely ComCam International’s “ComCam Series 10” cameras and micro-servers) and software (including the “C3” and “Pocket C3”), and other components that are programmable and can be reconfigured to integrate a wide variety of complementary applications. ComCam International’s competitive features include:

•	high performance with low-power consumption;
•	proprietary, low bandwidth compression;
•	frame-by-frame encryption;
•	motion-detection, access-control and other software capabilities; and
•	multiple input/output ports.

All of ComCam International’s products use flexible viewer/recorder software that runs on PCs, handheld personal digital assistants (“PDAs”), and cell phones. The operating platform is a hardware and software solution which can integrate old-style analog systems with next-generation IP surveillance/security applications.

The target for ComCam International’s next-generation video products, solutions, and services is the growing global market for fixed and mobile security applications over a wide range of uses. Applications include telemedicine, transportation monitoring, process-control and customized solutions in high-margin specialty and mass-market sectors within corporate, government, and residential markets.

During 2007, ComCam International sold a limited quantity of units which were primarily used for testing purposes. ComCam International’s customers have included certain United States Governmental agencies as well as private firms. ComCam International’s marketing goal is to procure government contracts, expand ComCam International’s commercial business and, in the future, penetrate the retail market.

The Company distributed ComCam International to its shareholders as of December 28, 2007.

Selection of New Business Opportunities

The Company intends to function as a business incubator, either through merger or acquisition, for development stage technology assets and emerging businesses that management believes are well positioned for future growth. Although our focus may be on convergent internet protocol technologies in the security, medical, transportation, and entertainment sectors, we do not intend to restrict considerations to internet related applications rather we intend to consider business opportunities in any business or industry segment that involves proprietary assets tied to technological advances. Management is seeking opportunities that it considers to be of exceptional quality which policy may cause us to wait some time before consummating a suitable transaction.

The decision to participate in a specific business opportunity will be made based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company’s participation.

Acquisition of Business

While no new business opportunities have been identified to date, the Company may at some juncture be a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase the stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company would not remain in control of the Company. In addition, the Company’s sole officer and board of directors may, as part of the terms of an acquisition or merger, resign and be replaced by new officers and directors without a vote of our shareholders.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in some circumstances, as a negotiated element of any transaction, the Company might agree to register such securities with the Commission at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of a substantial number of additional securities and their potential sale into our trading market would likely have a depressive effect on the Company’s stock price.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a merger or acquisition would find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in a significant dilution in the equity of such shareholders.

Operation of Business After Merger or Acquisition

The Company's operation following a merger or acquisition would be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company would be in control of the business or whether present management would be in control of the Company following a merger or acquisition. We could expect that any future business would present various challenges that cannot be predicted at the present time.

Competition

The Company expects that it will be involved in intense competition with other business entities in the search for new business opportunities in the technology sector, many of which will have a competitive edge over the Company by virtue of stronger financial resources and prior experience. There is no assurance that the Company will be successful in obtaining suitable businesses to incubate.

Marketability

Since we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services that develop as the result of any new business.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company currently owns no patents, trademarks, licenses, franchises, concessions, or royalty agreements. The Company is not subject to any labor contracts.

Governmental and Environmental Regulation

The Company cannot anticipate the government regulations, if any, to which the Company may be subject until we begin the process of incubating new businesses. The use of assets to conduct a business that we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Research and Development

We cannot anticipate the amount of future spending on research and development, if any, as such amount would depend upon the requirements of the businesses under development and availability of financing.

Employees

The Company is a development stage company and currently has no employees. Don Gilbreath, our sole officer and member of our board of directors, manages the Company. We look to Mr. Gilbreath for his entrepreneurial skills and talents. Management also uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

Risk Factors

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include as lack of revenue generating activities in place and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $7,364,997 as of December 31, 2007. We will continue to incur operating losses as we maintain our search for suitable businesses to incubate and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

THE COMPANY'S LIMITED FINANCIAL RESOURCES CAST SEVERE DOUBT ON ITS ABILITY TO PURSUE OUR BUSINESS PLAN OF INCUBATING NEW TECHNOLOGY DRIVEN BUSINESS OPPORTUNITIES.

The Company’s future operation is dependent upon its ability to realize sufficient financing to incubate technology driven business opportunities through merger or acquisition. We cannot be certain that financing for our intended purpose will be forthcoming. Our inability to finance new business opportunities will prevent us from developing our business plan and may act as a deterrent in any future negotiations with merger or acquisition candidates. Should the Company be unable to realize financing and develop what might become a profitable business opportunity, it will, in all likelihood, be forced to cease operations.

WE ARE DEPENDENT UPON A KEY PERSON, WHO WOULD BE DIFFICULT TO REPLACE.

Our continued operation will be largely dependent upon the efforts of Don Gilbreath, our sole officer and one of our directors. We do not maintain key-person insurance on Mr. Gilbreath. Our future success also will depend in large part upon the Company’s future ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of Mr. Gilbreath, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as incubation of new business opportunities.

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2007, the Company had working capital of $9,500. We have no revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

OUR CHIEF EXECUTIVE OFFICER MAY NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY

Don Gilbreath serves as our sole executive officer and as the sole executive officer of ComCam International. Mr. Gilbreath’s dual responsibilities cause him to divide his time between two corporations with disparate interests. Currently, Mr. Gilbreath devotes significant time to the marketing of ComCam International’s products and services. As such, he may not be able increase his effort in seeking out new business opportunities in the technology sector.

Risks Related to the Company’s Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders

WE INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING REGISTERED WITH THE COMMISSION, WHICH EXPENSES NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

We incur significant legal, accounting and other expenses as a result of being registered pursuant to the Exchange Act of 1934, as amended, that requires continuous disclosure with the Commission. In addition we incur significant expenses in connection compliance with the The Sarbanes-Oxley Act of 2002, as well as other related rules implemented by the Commission. We expect that compliance with these laws, rules and regulations, may substantially increase our expenses, and make some activities more time-consuming and costly. As a result, there may be substantial increases in legal, accounting and certain other expenses in the future, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

THE COMPANY’S STOCK PRICE IS VOLATILE

The market price is subject to significant volatility and trading volumes could be low. Factors affecting the Company’s market price include:

•	the Company’s perceived prospects;
•	negative variances in our operating results, and achievement of key business targets;
•	limited trading volume in shares of the Company’s common stock in the public market;
•	sales or purchases of large blocks of our stock;
•	changes in, or the Company’s failure to meet, earnings estimates;
•	changes in securities analysts’ buy/sell recommendations;
•	differences between our reported results and those expected by investors and securities analysts;
•	announcements of legal claims against us;
•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
•	developments in the financial markets;
•	general economic, political or stock market conditions.

In addition, our stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political and stock market conditions that may affect the market price of the Company’s common stock are beyond our control. The market price of the Company’s common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

THE COMPANY’S STOCK IS A PENNY STOCK AND, THEREFORE, THE COMPANY’S SHAREHOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THEIR STOCK

The Company’s stock differs from many stocks in that it is a "penny stock." The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years, (b) have net tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. Pinksheets and OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.

The Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-9 under the Exchange Act. Since our securities constitute a "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to the Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	"boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to prepare a report by management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

ITEM 2.	Description of Property

The Company leased 4,500square feet of office space on a month to month basis in West Chester, Pennsylvania. Our lease costs were approximately $50,000 for each of the years ended December 31, 2007 and 2006. ComCam International now leases the office space. We now share this space but we pay no rent for its use. We do not believe that we will need to lease an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Pink Sheets LLC over-the-counter electronic quotation and trading system under the symbol “CMCA”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2007 and 2006 are as follows:

Year	Quarter Ending	High	Low
2007	December 31	$0.004	$0.001
	September 30	$0.006	$0.002
	June 30	$0.005	$0.002
	March 31	$0.004	$0.002
2006	December 31	$0.03	$0.004
	September 30	$0.03	$0.02
	June 30	$0.05	$0.03
	March 31	$0.06	$0.03

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2008, there were 39 shareholders of record holding a total of 39,990,134 shares of fully paid and non-assessable common stock of the 750,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 14, 2008, there were no shareholders of record of the 20,000,000 shares of preferred stock, par value $0.0001, authorized.

Warrants

As of April 14, 2008, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 14, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Debenture

During the year ended December 31, 2007, a convertible debenture, as amended, was assumed by ComCam International from the Company. The debenture accrues interest at 7% per annum, is due on February 14, 2009, and is convertible into a variable number of shares on a pari pasu basis with ACC Investors LLC. At December 31, 2007 the debenture was convertible, at the option of the holder, into either the Company’s or ComCam International’s common stock. On February 14, 2008 the convertible debenture was amended to permit the holder of the debenture to convert principal and interest due into 147,551 shares of either Company or ComCam International.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of cash dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay cash dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer & Trust Co., 17 Battery Place, New York, New York 10004; their telephone number is (212) 845-3200.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	MANAGEMENT’S PLAN OF OPERATION

This Management’s Plan of Operation and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Plan of Operation

The Company’s plan of operation will require $100,000 in funding over the next 12 months to continue the search for suitable businesses for incubation and satisfy ongoing administrative expenses, which funding is not currently available. Should we acquire a new business opportunity within the next 12 months our funding requirements will change.

Results of Operation

During the year ended December 31, 2007, we were engaged, through ComCam International, in the ongoing development and sale of our Internet Protocol remote control platform cameras, micro servers, associated software, and unique end-to-end network solutions. We were also engaged in the process of “spinning-off” ComCam International to our shareholders and satisfying continuous public disclosure requirements. Since the year ended December 31, 2007 our day to day operations have been limited to the search for new business opportunities in the technology sector that we might develop through merger or acquisition.

Net Losses

For the period from inception to December 31, 2007 the Company recorded a net loss of $7,364,997. Net losses for the year ended December 31, 2007 were $414,728 as compared to $815,943 for the year ended December 31, 2006. The decrease in net losses in the current period is attributable to a decrease in losses from the discontinued operations of ComCam International. This decrease in losses from discontinued operations can be primarily attributable to a decrease in losses from operations (to $62,153 from $624,600) which were not offset by an increase in our interest expense (to $396,562 from $193,312).

The Company expects to continue to operate at a loss through fiscal 2008 due to general and administrative expenses which include accounting expenses, professional fees, consulting fees, and costs associated with the preparation of public disclosure documentation.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. The net operating losses carry forwards at December 31, 2007, consisted of approximately $3,807,000 which will begin to expire in the year 2019. The amount of net operating loss carry forwards that can be used in any one year can be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards are utilized.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the years ended December 31, 2007 or 2006.

Liquidity and Capital Resources

Cash flow used in operating activities from inception to December 31, 2007, was $4,131,090. Cash flow used in operating activities was $229,635 for the year ended December 31, 2007, as compared $467,481 for the year ended December 31, 2006. The decrease in cash flows used in operating activities for the year ended December 31, 2007 can be primarily attributed to the reduction of losses incurred from operations and an increase in accrued expenses from our discontinued operations. The Company expects to continue to use cash flow in operating activities.

Cash flow used in investing activities from inception to December 31, 2007, was $59,617. Cash flows used in investing activities was $0 for the years ended December 31, 2007 and December 31, 2006.

Cash flow provided by financing activities from inception to December 31, 2007, was $4,200,207. Cash flow provided by financing activities was $223,929 for the year ended December 31, 2007, as compared to $226,750 for the year ended December 31, 2006. Cash flow provided by financing activities for the year ended December 31, 2007 is primarily attributable to the increase on a note payable of $185,000 from our discontinued operations.

The Company had working capital of $9,500 as of December 31, 2007. We have funded our cash needs from inception through December 31, 2007 through revenues and a series of debt and equity transactions. Until such time as we acquire a revenue generating business, we expect that we will require new debt or equity transactions to satisfy cash needs. If we are unable to acquire a business or obtain additional financing, we may not be able to continue operations.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $7,364,997 as of December 31, 2007. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	the sufficiency of existing capital resources;
•	the acquisition of a revenue producing business;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7.	FINANCIAL STATEMENTS

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-21.

COMCAM, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-12

Notes to Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ComCam, Inc.

West Chester, PA

We have audited the accompanying balance sheet of ComCam, Inc.[a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2007 and for the period from inception on January 1, 1999 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of ComCam, Inc. for the period from January 1, 1999 through December 31, 2006 were audited by other auditors whose report expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern. The financial statements as of December 31, 2006 reflect an accumulated deficit of $6,950,269. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage on January 1, 1999 through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from inception on January 1, 1999 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ComCam, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, ComCam, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

April 14, 2008

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

ComCam, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2006 and the cumulative amounts through December 31, 2006 of ComCam, Inc. (a development stage company). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of ComCam, Inc. (a development stage company) referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2006 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

April 2, 2007

COMCAM, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$9,500

Total assets	$9,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:	$-

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.0001 par value; 750,000,000 shares authorized,
39,990,134 shares issued and outstanding	$3,999
Additional paid-in capital	7,370,498
Deficit accumulated during the development stage	(7,364,997)

Total stockholders' deficit	9,500

Total liabilities and stockholders' deficit	$9,500

The accompanying notes are an integral part of these consolidated financial statements.

COMCAM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

			Cumulative
	2007	2006	Amounts

Revenues, net	$-	-	-

Cost of revenues	-	-	-

Income from continuing operations	-	-	-

Loss from discontinued operations, net of income
tax of $0 for each period	(414,728)	(815,943)	(7,364,997)

Net loss	$(414,728)	(815,943)	(7,364,997)

Loss per common share from continuing
operations - basic and diluted	$-	-

Loss per common share from discontinued
operations - basic and diluted	(0.01)	(0.03)

	$(0.01)	(0.03)

Weighted average common and common
equivalent shares - basic and diluted	37,245,000	30,451,000

The accompanying notes are an integral part of these consolidated financial statements.

                                                                         COMCAM, INC.
                                                                     (A Development Stage Company)
                                                             STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                 Period from January 1, 1999 (Date of Inception) to December 31, 2007

                                                                                                                                              Deficit
                                                                                                         Accumulated                        Accumulated         Total
                                                                                        Additional          Other          Deferred         During the      Stockholders'
                                Preferred Stock                Common Stock               Paid-in       Comprehensive        Stock          Development       (Deficit)
                            -------------------------    --------------------------
                              Shares         Amount        Shares          Amount         Capital           Income       Compensation          Stage           Equity
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------
Balance at January 1, 1999
 (date of inception)                  -  $         -               -   $         -  $            -  $              -  $            -   $             -   $            -

Issuance of common stock
     for cash                         -            -      1,783,430            180         784,816                                                   -          784,996

Net loss                              -            -               -             -               -                                           (787,169)        (787,169)
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance at December 31, 1999          -            -       1,783,430           180         784,816                 -               -         (787,169)          (2,173)

Issuance of common stock
     for:
 Cash                                 -            -         424,782            42         734,045                                                   -          734,087
 Services                             -            -          54,284             5         137,036                                                   -          137,041

Net loss                              -            -               -             -               -                                           (802,538)        (802,538)
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance at December 31, 2000          -            -       2,262,496           227       1,655,897                 -               -       (1,589,707)           66,417

Issuance of common stock
     for cash                         -            -          23,468             2          25,438                                                   -           25,440

Net loss                              -            -               -             -               -                                           (229,772)        (229,772)
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance at December 31, 2001          -            -       2,285,964           229       1,681,335                 -               -       (1,819,479)        (137,915)

                                                                             COMCAM, INC.
                                                                     (A Development Stage Company)
                                                             STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                 Period from January 1, 1999 (Date of Inception) to December 31, 2007

                                                                                                                                              Deficit
                                                                                                         Accumulated                        Accumulated         Total
                                                                                        Additional          Other          Deferred         During the      Stockholders'
                                Preferred Stock                Common Stock               Paid-in       Comprehensive        Stock          Development       (Deficit)
                            -------------------------    --------------------------
                              Shares         Amount        Shares          Amount         Capital           Income       Compensation          Stage           Equity
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance forward, December
     31, 2001                         -            -       2,285,964           229       1,681,335                 -               -       (1,819,479)        (137,915)

Comprehensive loss:

 Net loss                             -            -               -             -               -                 -               -       (1,697,154)      (1,697,154)
 Other comprehensive income
     - cumulative
     foreign currency
     translation adjustment           -            -               -             -               -             1,668               -                 -            1,668
                                                                                                                                                            ------------

 Total comprehensive loss                                                                                                                                   (1,695,486)
                                                                                                                                                            ============

Acquisition of Bullet
     Environmental
     Technologies, Inc.               -            -       4,071,938           407       (523,193)                 -               -                 -        (522,786)

Issuance of common stock
     for:
 Cash                                 -            -         550,000            55         274,945                 -               -                 -          275,000
 Services                             -            -       1,500,000           150         899,850                 -               -                 -          900,000
 Accounts payable                     -            -         100,000            10          50,990                 -               -                 -           51,000
 Exercise of stock options            -            -          67,500             7          33,743                 -               -                 -           33,750

Issuance of stock options
     for services                     -            -               -             -         109,831                 -               -                 -          109,831
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance at December 31, 2002          -            -       8,575,402           858       2,527,501             1,668               -       (3,516,633)        (986,606)

                                                                          COMCAM, INC.

                                                                    (A Development Stage Company)
                                                             STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                 Period from January 1, 1999 (Date of Inception) to December 31, 2007

                                                                                                                                              Deficit
                                                                                                         Accumulated                        Accumulated         Total
                                                                                        Additional          Other          Deferred         During the      Stockholders'
                                Preferred Stock                Common Stock               Paid-in       Comprehensive        Stock          Development       (Deficit)
                            -------------------------    --------------------------
                              Shares         Amount        Shares          Amount         Capital           Income       Compensation          Stage           Equity
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance forward, December
     31, 2002                         -            -       8,575,402           858       2,527,501             1,668               -       (3,516,633)        (986,606)

Comprehensive loss:
 Net loss                             -            -               -             -               -                 -               -         (649,912)        (649,912)
 Other comprehensive income
     - cumulative
     foreign currency
     translation adjustment           -            -               -             -               -           (3,344)               -                 -          (3,344)
                                                                                                                                                            ------------

 Total comprehensive loss                                                                                                                                     (653,256)
                                                                                                                                                            ============

Issuance of common stock
     for:
 Cash                                 -            -           4,000             -           2,000                 -               -                 -            2,000
 Services                             -            -       1,000,000           100          89,900                 -               -                 -           90,000
 Accounts payable                     -            -       1,226,369           123         346,547                                                              346,670
 Related party payable                -            -          92,000             9          45,991                                                               46,000
 Note payable                         -            -         150,000            15          74,985                 -               -                 -           75,000
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance at December 31, 2003           -            -      11,047,771         1,105       3,086,924           (1,676)               -       (4,166,545)      (1,080,192)

                                                                         COMCAM, INC.
                                                                     (A Development Stage Company)
                                                             STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                 Period from January 1, 1999 (Date of Inception) to December 31, 2007

                                                                                                                                              Deficit
                                                                                                         Accumulated                        Accumulated         Total
                                                                                        Additional          Other          Deferred         During the      Stockholders'
                                Preferred Stock                Common Stock               Paid-in       Comprehensive        Stock          Development       (Deficit)
                            -------------------------    --------------------------
                              Shares         Amount        Shares          Amount         Capital           Income       Compensation          Stage           Equity
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance forward, December
     31, 2003                         -            -      11,047,771         1,105       3,086,924           (1,676)               -       (4,166,545)      (1,080,192)

Comprehensive loss:
 Net loss                             -            -               -             -               -                 -               -         (608,206)        (608,206)
 Other comprehensive income
     - cumulative
     foreign currency
     translation adjustment           -            -               -             -               -             1,676               -                 -            1,676
                                                                                                                                                            ------------

 Total comprehensive loss                                                                                                                                     (606,530)
                                                                                                                                                            ============

Issuance of common stock
     for:
 Cash                                 -            -       2,500,000           250         132,350                 -               -                 -          132,600
 Exercise of stock options            -            -       2,347,500           234         200,553                 -               -                 -          200,787
 Services                             -            -       4,047,367           405         318,435                 -               -                 -          318,840
 Accounts payable                     -            -       4,025,169           403         297,809                 -               -                 -          298,212
 Deferred compensation                -            -       3,764,160           376         187,832                 -       (188,208)                 -                -
 Finder's fee                         -            -         180,000            18            (18)                 -               -                 -                -

Stock option compensation             -            -               -             -         167,626                 -               -                 -          167,626
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance at December 31, 2004           -            -      27,911,967         2,791       4,391,511                 -       (188,208)       (4,774,751)        (568,657)

                                                                             COMCAM, INC.
                                                                     (A Development Stage Company)
                                                             STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                 Period from January 1, 1999 (Date of Inception) to December 31, 2007

                                                                                                                                              Deficit
                                                                                                         Accumulated                        Accumulated         Total
                                                                                        Additional          Other          Deferred         During the      Stockholders'
                                Preferred Stock                Common Stock               Paid-in       Comprehensive        Stock          Development       (Deficit)
                            -------------------------    --------------------------
                              Shares         Amount        Shares          Amount         Capital           Income       Compensation          Stage           Equity
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance forward, December
     31, 2004                         -            -      27,911,967         2,791       4,391,511                 -       (188,208)       (4,774,751)        (568,657)

Conversion of common stock
     to Series A preferred
     stock                    4,100,000          410     (4,100,000)         (410)               -                 -               -                 -                -

Conversion of common stock
   options and warrants to
   Series A preferred stock     231,500           23               -             -          13,867                 -               -                 -           13,890

Issuances of Series A
     preferred stock
     for services             5,250,000          525               -             -         314,475                 -               -                 -          315,000

Issuance of common stock
     for:
 Cash                                 -            -       2,166,667           217          69,783                 -               -                 -           70,000
 Debt                                 -            -       3,830,000           383         118,617                 -               -                 -          119,000

Deferred compensation earned          -            -               -             -               -                 -         188,208                 -          188,208

Issuance of common stock
     warrants                         -            -               -             -         130,305                 -               -                 -          130,305

Net loss (restated)                   -            -               -             -               -                 -               -       (1,359,575)      (1,359,575)
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance at December 31, 2005   9,581,500          958      29,808,634         2,981       5,038,558                 -               -       (6,134,326)      (1,091,829)

                                                                      COMCAM, INC.
                                                                     (A Development Stage Company)
                                                             STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                 Period from January 1, 1999 (Date of Inception) to December 31, 2007

                                                                                                                                              Deficit
                                                                                                         Accumulated                        Accumulated         Total
                                                                                        Additional          Other          Deferred         During the      Stockholders'
                                Preferred Stock                Common Stock               Paid-in       Comprehensive        Stock          Development       (Deficit)
                            -------------------------    --------------------------
                              Shares         Amount        Shares          Amount         Capital           Income       Compensation          Stage           Equity
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance forward, December
     31, 2005                 9,581,500          958      29,808,634         2,981       5,038,558                 -               -       (6,134,326)      (1,091,829)

Conversion of Series A
     preferred stock to
     common stock           (4,000,000)        (400)       4,000,000           400               -                 -               -                 -                -

Issuance of common stock
     for cash                         -            -         600,000            60          16,690                 -               -                 -           16,750

Net loss                              -            -               -             -               -                 -               -         (815,943)        (815,943)
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance at December 31, 2006   5,581,500          558      34,408,634         3,441       5,055,248                 -               -       (6,950,269)      (1,891,022)

Conversion of Series A
     preferred stock
     to common stock        (5,581,500)        (558)       5,581,500           558               -                 -               -                 -                -

Dividend of 100% of
     subsidiary                       -            -               -             -      2,315,250                  -               -                 -        2,315,250

Net loss                              -            -               -             -               -                 -               -         (414,728)        (414,728)
                            ------------    ---------    ------------     ---------    ------------    --------------    ------------     -------------     ------------

Balance at December 31, 2007           -  $         -      39,990,134   $     3,999  $   7,370,498   $              -  $            -   $   (7,364,997)   $        9,500
                            ============    =========    ============     =========    ============    ==============    ============     =============     ============

                        The accompanying notes are an integral part of these consolidated financial statements.

COMCAM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006
			Cumulative
	2007	2006	Amounts
Cash flows from operating activities:
Net income from continuing operations	$-	-	-
Net cash provided by continuing operating activities	-	-	-
Net cash used in discontinued operating activities	(229,635)	(467,481)	(4,131,090)

Net cash used in operating activities	(229,635)	(467,481)	(4,131,090)

Cash flows from investing activities:
Net cash provided by continuing investing activities	-	-	-
Net cash used in discontinued investing activities	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Net cash provided by continuing financing activities	-	-	-
Net cash provided by discontinued financing activities	223,929	226,750	4,200,207

Net cash provided by financing activities	223,929	226,750	4,200,207

Net increase (decrease) in cash	(5,706)	(240,731)	9,500

Cash, beginning of period	15,206	255,937	-

Cash, end of period	$9,500	15,206	9,500

The accompanying notes are an integral part of these consolidated financial statements.

COMCAM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ComCam, Inc. (the Company) was formed on January 1, 1999 (date of inception). The Company is considered a development stage company as defined in SFAS No. 7. Sources of financing for the development stage activities have been primarily through equity and debt.

Effective December 28, 2007, the Company issued a dividend of 100% of the shares of its wholly owned subsidiary Comcam International, Inc. to the Company’s shareholders on a pro-rata basis. Shareholders received one share of the subsidiary’s common stock for every twenty shares of the Company’s common stock held.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the year ended December 31, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at December 31, 2007.

COMCAM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Earning (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during the period.

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

COMCAM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted. In 2006, the Company recognized no compensation cost related to adoption of the statement.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

During 2007 the Company’s revenues were primarily from sales to a single customer. In addition, the products sold during 2007 were purchased primarily from a single vendor.

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

Note 2 – Going Concern

As of December 31, 2007, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 3 – Discontinued Operations

Effective December 28, 2007, the Company issued a dividend of 100% of the shares of its wholly owned subsidiary Comcam International, Inc. to the Company’s shareholders on a pro-rata basis. Shareholders received one share of the subsidiary’s common stock for every twenty shares of the Company’s common stock held.

As a result of this dividend the statements of operations and cash flows for the year ended December 31, 2006 have been restated to record the necessary adjustments required to reflect the operations of Comcam International, Inc. as discontinued operations.

COMCAM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 3 – Discontinued Operations (continued)

Summarized results of operations for Comcam International, Inc. included as loss from discontinued operations, net of tax, in the accompanying statements of operations for the years ended December 31 and cumulative amounts, were as follows:

			Cumulative
	2007	2006	Amounts

Revenues, net	$1,209,762	44,402	1,818,992
Cost of revenues	1,019,564	149,868	1,271,313

Gross profit (loss)	190,198	(105,466)	547,679

Operating expenses:
General and administrative expenses	278,249	488,324	5,193,846
Research and development expenses	6,052	31,210	2,257,831
Gain on cancellation of debt	(31,950)	(400)	(234,077)

	252,351	519,134	7,217,600

Loss from operations	(62,153)	(624,600)	(6,669,921)

Other income (expense):
Interest income	883	1,969	14,211
Interest expense	(396,562)	(193,312)	(752,391)
Gain on embedded derivative liability	43,104	-	43,104

	(352,575)	(191,343)	(695,076)

Loss before provision for income taxes	(414,728)	(815,943)	(7,364,997)

Provision for income taxes	-	-	-

Net loss	$(414,728)	(815,943)	(7,364,997)

Net loss per common share - basic and diluted	$(0.01)	(0.03)

Weighted average common shares - basic and diluted	37,245,000	30,451,000

COMCAM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 3 – Discontinued Operations (continued)

Summarized cash flow information for Comcam International, Inc. included as net cash used in discontinued investing activities and net cash provided by discontinued financing activities, in the accompanying statements of cash flows years ended December 31 and cumulative amounts, were as follows:

			Cumulative
	2007	2006	Amounts
Cash flows from investing activities:
Purchase of property and equipment	$-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Issuance of common stock	-	16,750	2,275,410
Increase in notes payable	185,000	210,000	1,849,530
Proceeds from spin-off of subsidiary	38,929	-	38,929
Proceeds from reverse acquisition	-	-	36,338

Net cash provided by financing activities	$223,929	226,750	4,200,207

Note 4 – Details of Discontinued Operations

Convertible Debenture and Embedded Derivative to HNI, LLC

During the year ended December 31, 2007, a convertible debenture was transferred from the Company to Comcam International, Inc. Details related to the convertible debenture are discussed below as they were when initiated by the Company.

On February 14, 2007, the Company issued a Convertible Debenture (the Debenture) to HNI, LLC. The Debenture, as amended, accrues interest at 7% per annum and is convertible into a variable number of shares. The per share conversion rate is defined as 30% off the most recent closing bid price on the date that the Company receives notice of conversion.

The Company analyzed the Debenture based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

COMCAM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 4 – Details of Discontinued Operations (continued)

Embedded Derivative

The fair value of the embedded derivative on February 14, 2007 was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

•	The fair value of the Company’s common stock was calculated to be $.017 per share on February 14, 2007.
•	A volatility of 149% was calculated by using the Company’s closing stock prices since May 2006.
•	The exercise price was $.0119. This amount was determined based on 30% off the most recent closing bid price immediately preceding February 14, 2007.
•	The estimated life was determined to be 1 year, which is equal to the contractual life of the embedded derivative.
•	The risk free interest rate was determined to be 5.06% based on the 1-year treasury rate.

Since the transfer of the convertible debenture, the Company has recorded accretion expense related to the embedded derivative discount of $56,540.

Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

Years Ended
December 31,	Cumulative
2007	2006	Amounts

Income tax benefit at statutory rate	$(144,000)	(273,000)	(1,332,000)
Change in valuation allowance	144,000	273,000	1,332,000

$-	-	-

Deferred tax assets are as follows:

2007

Net operating loss carryforwards	$1,332,000
Valuation allowance	(1,332,000)

$-

The Company has net operating loss carryforwards of approximately $3,807,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

COMCAM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 4 – Details of Discontinued Operations (continued)

Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

2007	2006

Interest	$-	2,000
Income taxes	$-	-

On December 28, 2007, the Company distributed a dividend of 100% of the shares of its wholly owned subsidiary Comcam International, Inc. to the Company’s shareholders on a pro rata basis that entitled a shareholder to receive one share of Comcam International, Inc.’s common stock for every twenty shares of the Company’s common stock held. Assets, liabilities, and equity included in the dividend is as follows:

Account receivable	$(192,541)
Inventory	(66,278)
Property and equipment, net	(127,179)
Other assets	(2,106)
Accounts payable	316,860
Accrued expenses	470,156
Embedded derivative liability	69,976
Notes payable	1,807,433
Equity	(2,315,250)

(38,929)
Cash transferred	38,929

-

During the year ended December 31, 2007, the Company:

•	Acquired $125,000 of property and equipment in exchange for a convertible debenture.
•	Recorded an embedded derivative liability of $113,080 and recorded a discount on the convertible debenture of $113,080.
•	Decreased the value of the embedded derivative liability and recognized a gain on the embedded derivative liability of $43,104.
•	Converted 5,581,500 shares of Series A preferred stock into 5,581,500 shares of common stock.

During the year ended December 31, 2006, the Company issued 4,000,000 shares of common stock in exchange for 4,000,000 shares of Series A preferred stock.

COMCAM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 5 – Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $.0001, and established one series of preferred shares designated as: Series A Preferred Stock, consisting of 10,000,000 shares.

The Series A Preferred Stock has the following rights and privileges:

•	The holders of the shares are not entitled to vote, however, they are entitled to elect a majority of the Board of Directors.
•	Upon the liquidation of the Company, the holders of the shares will rank subordinate to the holders of common shares.
•	The holders of the shares are entitled to dividends on parity with common stock shareholders.
•	The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Preferred Stock for one share of common stock.

Note 6 – Commitments and Contingencies

As disclosed in Note 4, during the year ended December 31, 2007, a convertible debenture (the Debenture) was transferred from the Company to Comcam International, Inc. (formerly a wholly-owned subsidiary). A condition of the Debenture transfer was that the Company would continue to guarantee the Debenture until certain conditions were met by Comcam International, Inc. These conditions have not yet been met and therefore, the Company continues to be a guarantor of the Debenture. The Debenture bears interest at 7%, is due on February 14, 2009, and is convertible into a variable number of shares (currently 147,551) of either Comcam International, Inc. or the Company’s common stock. At December 31, 2007, the Debenture had an outstanding balance of $125,000.

Except for the debenture guarantee disclosed above, management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company is not currently named in nor is it aware of any such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote.

Note 7 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

COMCAM, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 8 – Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits (“FAS 158”). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans (“plans”). Specifically, FAS 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded, net of tax, as a component of other comprehensive income in shareholders’ equity. FAS 158 was effective for the Company as of January 1, 2007 and applied prospectively. The provisions of FAS 158 did not have any impact on the Company’s financial statements.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company as of January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent; the amount of net income attributable to the parent and to the noncontrolling interest; changes in a parent’s ownership interest; and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is required to be adopted prospectively for the first annual and interim reporting period beginning on or after December 15, 2008. The Company is currently reviewing the effect that the adoption of this statement will have on our financial statements.

.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES (ITEM 8A (T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-KSB.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Don Gilbreath Robert Betty Albert White	50 51 62	2002 2002 2004	CEO, CFO, PAO and Director Director Director

Don Gilbreath - Mr. Gilbreath has served as a chief executive officer, chief financial officer, principal accounting officer, and director of the Company since June 3, 2002. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

Mr. Gilbreath has 24 years of experience in product development, engineering project management and specialized technical sales. He has provided specialized R&D expertise to General Electric, Johnson Controls, TCI, Standard & Poor’s, and Commodore International. He developed and launched or licensed over 30 products including musical instruments, multimedia players, and Internet access devices. Mr. Gilbreath has broad experience in directing international engineering teams, vendor negotiations, licensing, patents, offshore manufacturing and launching of innovative products to world markets. >From 1987 to 1992 Mr. Gilbreath was Director of Product and Market Development for Commodore International Ltd. Among other responsibilities he was Chief Designer of CDTV, the world’s first consumer multimedia player under $1,000. In addition, he created and developed OEM sales channels and vertical markets for Commodore’s complete line of microcomputers and peripherals. In 1990 Mr. Gilbreath was selected as delegate from the USA to the USSR for technology transfer of semiconductor and computer architecture. In 1993 he founded Gilbreath Systems Inc., an international contract engineering and product development firm, and from 1994 to 1997 served as CTO and VP Engineering for VIScorp, a Chicago-based company that designed and developed set-top boxes (pre-WebTV). In 1997, Mr. Gilbreath founded the ComCam International.

Mr. Gilbreath has served as a chief executive officer, chief financial officer, principal accounting officer, and director of ComCam International since September 18, 1998.

Robert Betty - Mr. Betty was appointed as a director of the Company on June 3, 2002. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

Mr. Betty has over 22 years of experience in the electronics industry. From 1990 to 1994 he held various management positions for Maris Equipment Inc., rising to vice president of operations with responsibility for all P&L and a $63 million budget. He was the founder, in 1994, and is the current president of Pinnacle Electronic Systems Inc., a security systems integration firm located in West Chester, Pennsylvania. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Betty is a member of several management associations and holds numerous technical certificates.

Mr. Betty has served as a director of ComCam International since February 19, 1999.

Albert White – Mr. White was appointed as a director of the Company on December 6, 2004. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

Mr. White graduated from Columbia University with a Master of Business Administration and from the University of Denver with a Bachelor of Science/Bachelor of Arts in Marketing. Mr. White has held senior management positions with technology based companies, as the vice-president of Network Solutions, a Virginia based developer of internet addressing systems from 1989 to 1994, and as the senior vice president of RMS Technology, a New Jersey-based telecommunications provider, from 1994 to 1996. Since 1996 Mr. White has acted as a business and financial consultant to chief executive officers throughout North America and has provided entrepreneurial advice to both national and international clients. These include acting as Senior Consultant for Safeguard Scientific, Inc., Wayne, Pennsylvania (1997-1999); Managing Director of Promark International, LLC, Silver Spring, Maryland. (1997-2001); Financial Advisor to the chairman and founder of Johnson Research and Development, Atlanta, Georgia (2000-2001); and Chief Executive Officer of Excellatron Solid State, LLC, Atlanta, Georgia (2001- 2003). Mr. White currently provides business consultancy services in the areas of finance, marketing, acquisition/merger and real estate development in the Atlanta, Georgia and Washington, D.C. area.

Mr. White has served as a director of ComCam International since January 5, 2000.

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. The Company may adopt a provision for compensating directors in the future.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Director’s Compensation

Directors are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider Mr. White and Mr. Betty to be independent directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Robert Betty failed to timely file a Form 4 or 5 despite being a director and shareholder.
•	Albert White failed to timely file a Form 3, 4 or 5 despite being a director and shareholder.

Code of Ethics

On January 26, 2005, ComCam adopted a new Code of Ethics pursuant to 247CFR which requires registered investment companies and their investment advisers and principal underwriters to adopt a code of ethics and reporting requirements to prevent fraudulent, deceptive and manipulative practices. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated, by reference, a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Board of Directors Committees

The Company’s board of directors established an audit committee on January 26, 2005. The primary responsibility of the audit committee is to oversee our financial reporting process on behalf of the board of directors and report the result of their activities to the board. Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of our independent auditors, review and discuss with such independent auditors and our internal audit department (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB. The committee, in carrying out its responsibilities, believes its policies and procedures should remain flexible in order to best react to changing conditions and circumstances. We have filed, by reference, a copy of our Audit Committee Charter as Exhibit 99(i) to this Form 10-KSB.

The Company’s board of directors has not established a compensation committee.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered as an executive officer. Our salaries are designed to retain the services of our executive officer. Salary is currently the only type of compensation we utilize in our compensation program. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officer. The amounts we deem appropriate to compensate our executive officer are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include options and other compensatory elements.

Our chief executive officer, chief financial officer and principal accounting officer entered into an employment agreement with the Company on June 22, 2005 pursuant to which he was entitled to an initial salary of $60,000 per annum to manage the Company and our former subsidiary company, ComCam International, Inc. Since the Company remains in the development stage, Mr. Gilbreath agreed to waive any entitlement to said salary for the period from June 22, 2005 to December 31, 2007. Sums paid to Mr. Gilbreath in each of 2007 and 2006 were paid to him in the form of a consulting fee rather than a salary by ComCam International.

Tables

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Don Gilbreath* CEO, CFO, PAO, and director	2007 2006	- -	- -	- -	- -	- -	- -	4,000 39,000	4,000 39,000
*	Amounts credited to Mr. Gilbreath were paid by our former subsidiary ComCam International.

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 39,998,634 shares of common stock issued and outstanding as of April 14, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Don Gilbreath, CEO, CFO, principle accounting officer and director 1525 Tanglewood Drive West Chester, Pennsylvania, 19380	Common	11,223,138	28.1%
Robert Betty, director 912 Carrie Lane West Chester, Pennsylvania, 19383	Common	1,320,067	3.3%
Albert White, director 420 Northwest Drive Silver Spring, Maryland 20901	Common	200,000	0.5%
Global ePoint, Inc. 339 S. Cheryl Lane City of Industry, CA 91789	Common	2,000,000	5.0%
Officer and Directors as a Group	Common	12,743,205	31.9%

*	Toresa Lou makes voting and investment decisions for Global ePoint, Inc.; Toresa Lou uses Global ePoint, Inc.’s address as her mailing address.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 13.	Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy ("Pritchett") is providing audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2007.

Jones Simkins, P.C. (“Jones Simkins”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2006 and reviews of the Company’s quarterly financial statements for the fiscal year ended December 31, 2007. The aggregate fees billed by Jones Simkins during the years 2007 and 2006 were $8,733 and $35,769.

Audit Related Fees

Neither Pritchett nor Jones Simkins billed the Company fees in 2007 or 2006 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins billed to the Company fees of approximately $734 and $2,891 during 2007 and 2006, respectively, for professional services rendered in connection with the preparation of the Company’s tax returns. Pritchett billed to the Company no fees for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Neither Pritchett nor Jones Simkins billed to the Company fees in 2007 or 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

All services provided to the Company by Pritchett and Jones Simkins, as detailed above, were pre-approved by the Company’s audit committee.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 2008.

COMCAM, INC.

/s/ Don Gilbreath

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Gilbreath	Director	April 14, 2008

Don Gilbreath

/s/ Robert Betty	Director	April 14, 2008

Robert Betty

/s/ Albert White	Director	April 14, 2008

Albert White

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a)*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).

3(i)(b)*	Amendment to Certificate of Incorporation dated February 28, 1998.

(incorporated by reference to the Form 10-SB filed on September 20, 1999).

3(i)(c)*	Amendment to Certificate of Incorporation dated March 15, 1998.

(incorporated by reference to the Form 10-SB filed on September 20, 1999).

3(i)(d)*	Amendment to Certificate of Incorporation dated June 3, 2002.

(incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).

3(i)(e)*	Amendment to the Certificate of Incorporation dated December 2, 2004.

(incorporated by reference to the Form 10KSB/A filed on May 19, 2005).

3(ii)*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
4*

Amended and Restated Certificate of Designation, the Number, Powers, Preferences, Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock of ComCam, Inc. (incorporated by reference to the Form 8-K dated December 5, 2005).

10(i)*	Stock exchange agreement between ComCam, Inc., and ComCam International, Inc., dated May 8, 2002 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(a)*	Securities Purchase Agreement between ComCam, Inc., ComCam International, Inc., and ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to ComCam, Inc.’s Form 8-K filed June 30, 2005).
10(ii)(b)*	Promissory Note for ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(c)*	Warrants of ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(d)*	Warrants of ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(e)*	Registration Rights Agreement with of ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(f)*	Shareholders Agreement between Don Gilbreath and ACC Investors, LLC. Dated June 22, 2005 (incorporated by reference to the Form 10-SB/A-2, filed with the Commission on October 31, 2006).
10(iii)*	Employment agreement between ComCam, Inc., ComCam International, Inc. and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(iv)*	Asset Purchase Agreement between ComCam, Inc. and HNI, LLC dated February 14, 2007 (incorporated by reference to the Form 8-K, filed with the Commission on February 15, 2007).
10(v)*	Joinder, Amendment and Consent Agreement between ComCam, Inc., ComCam International, Inc. and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed November 14, 2007).
10(vi)	Amendment Agreement dated February 14, 2008.
14*	Code of Ethics adopted March 1, 2004 (incorporated by reference to the Form 10-KSB filed April 14, 2004).
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(i)*	Audit Committee Charter adopted January 26, 2005 (incorporated by reference to the Form 10-KSB/A filed May 19, 2005).

*	Incorporated by reference to previous filings of the Company.