Form 10-Q
period 2008-03-31
COMCAM INC
filed 2008-05-06
CIK 1057327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-15165

COMCAM, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0208402 (I.R.S. Employer Identification No.)

1140 McDermott Drive, West Chester, Pennsylvania 19380

(Address of principal executive offices) (Zip Code)

(610) 436-8089

(Registrant’s telephone number, including area code)

      N/A

(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At May 5, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 39,990,134.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to ComCam, Inc., a Delaware corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

COMCAM, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$9,380	$9,500

Total assets	$9,380	$9,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,025	$-

Total current liabilities	3,025	-

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 750,000,000 shares
authorized, 39,990,134 shares issued and outstanding	3,999	3,999
Additional paid-in capital	7,370,498	7,370,498
Deficit accumulated during the development stage	(7,368,142)	(7,364,997)

Total stockholders' equity	6,355	9,500

Total liabilities and stockholders' equity	$9,380	$9,500

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2008	2007	Amounts

Revenues, net	$-	$-	$-

General and administrative costs	3,145	-	3,145

Loss from continuing operations	(3,145)	-	(3,145)

Loss from discontinued operations, net of income tax of $0 for each period	-	(71,565)	(7,364,997)

Net loss	$(3,145)	$(71,565)	$(7,368,142)

Loss per common share from continuing
operations - basic and diluted	$-	$-

Loss per common share from discontinued
operations - basic and diluted	-	-

	$-	-

Weighted average common and common
equivalent shares - basic and diluted	39,990,134	$34,409,000

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2008	2007	Amounts
Cash flows from operating activities:
Net loss from continuing operations	$(3,145)	$-	$(3,145)
Adjustment to reconcile net loss to net cash
used in continuing operating activities:
Increase in accounts payable	3,025	-	3,025

Net cash used in continuing operating activities	(120)	-	(120)
Net cash used in discontinued operating activities	-	(39,148)	(4,131,090)

Net cash used in operating activities	(120)	(39,148)	(4,131,210)

Cash flows from investing activities:
Net cash provided by continuing investing activities	-	-	-
Net cash used in discontinued investing activities	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Net cash provided by continuing financing activities	-	-	-
Net cash provided by discontinued financing activities	-	40,000	4,200,207

Net cash provided by financing activities	-	40,000	4,200,207

Net increase (decrease) in cash	(120)	852	9,380

Cash, beginning of period	9,500	15,206	-

Cash, end of period	$9,380	$16,058	$9,380

The accompanying notes are an integral part of these financial statements

COMCAM, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year-ended December 31, 2007. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

As of March 31, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding while seeking a suitable business for which to acquire. There can be no assurance that such funds will be available to the Company or that the acquisition efforts will be successful.

Note 4 – Supplemental Cash Flow Information

During the three months ended March 31, 2007, included in the Company’s discontinued operations are the following non-cash transactions:

•	Acquired $125,000 of property and equipment in exchange for a convertible debenture.

•	Recorded an embedded derivative liability of $113,080 and recorded a discount on the convertible debenture of $113,080.

•	Decreased the value of the embedded derivative liability and recognized a gain on the embedded derivative liability of $15,560.

COMCAM, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

Note 5 – Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

The Company intends to function as a business incubator, either through merger or acquisition, for development stage technology assets and emerging businesses that management believes are well positioned for future growth. We intend to fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock. Although our focus may be on convergent internet protocol technologies in the security, medical, transportation, and entertainment sectors, we do not intend to restrict considerations to internet related applications, rather we intend to consider business opportunities in any business or industry segment that involves proprietary assets tied to technological advances.

The Company’s plan of operation for the coming year is to actively pursue the development stage technology assets and emerging businesses with which to merge or acquire. We will evaluate each opportunity on its merits.

We have not yet entered into any other agreements, nor do we have any commitment or understanding to enter into or become engaged in any business transactions, as of the date of this filing.

The Company’s plan of operation will require a minimum of $50,000 in funding over the next 12 months, which funding is not currently available, to maintain the search for business opportunities.  Should we acquire or merge with a business opportunity our funding requirements may change.

Results of Operations

During the three month period ended March 31, 2008, the Company’s operations consisted of (i) satisfying continuous public disclosure requirements, and (ii) seeking to identify prospective business opportunities.

The Company has been funded since inception from equity placements, revenue from discontinued operations and major shareholders in the form of loans. All capital raised or revenue realized to date was allocated to cost of sales, general and administrative costs, interest expenses and research and development costs.

Net Loss

For the period from December 18, 1997, date of inception, to March 31, 2008 the Company recorded a net loss of $7,368,142 of which $7,364,997 can be attributed to discontinued operations as of December 28, 2007. Costs accounted for in discontinued operations include general and administrative expenses, research and development costs, and professional fees, in addition to amounts incurred in connection with the preparation of public disclosure documentation as required pursuant to the Exchange Act of 1934, as amended. We have not generated any revenue since discontinuing operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 18, 1997, to March 31, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company had assets of $9,380 as of March 31, 2008, consisting solely of cash on hand. Net stockholders' equity in the Company was $6,355 at March 31, 2008. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Cash flow used in operating activities was $4,131,210 for the period from December18, 1997 to March 31, 2008 of which $4,131,090 can be attributed to discontinued operations.

Cash flow provided from financing activities was $4,200,207 for the period from December 18, 1997, to March 31, 2008 all of which can be attributed to discontinued operations.

Cash flow used in investing activities was $59,617 for the period from December 18, 1997, to March 31, 2008 all of which can be attributed to discontinued operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In Note 1 to the audited financial statements for the years ended December 31, 2007 and 2006, included in our Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $7,364,997 as of December 31, 2007, which deficit increased to $7,368,142 as of March 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) acquiring and developing technology based businesses to the point of realizing revenues; and (iv) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	our ability to generate revenues from future operations;
•	the volatility of the stock market and;
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a lack of revenue generating activities in place and losses since inception.

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

WE ARE DEPENDENT UPON A KEY PERSON, WHO WOULD BE DIFFICULT TO REPLACE.

Our continued operations will be largely dependent upon the efforts of Don Gilbreath, our sole officer and one of our directors. We do not maintain key-person insurance on Mr. Gilbreath. Our future success also will depend in large part upon the Company’s future ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of Mr. Gilbreath, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as incubation of new business opportunities.

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of March 31, 2008, the Company had working capital of $6,355. We have no revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

OUR CHIEF EXECUTIVE OFFICER MAY NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY

Don Gilbreath serves as our sole executive officer and as the sole executive officer of ComCam International, Inc. Mr. Gilbreath’s dual responsibilities cause him to divide his time between two corporations with disparate interests. Currently, Mr. Gilbreath devotes significant time to the marketing of ComCam International’s products and services. As such, he may not be able increase his effort in seeking out new business opportunities in the technology sector.

Risks Related to the Company’s Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company’s common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or even cease operations, which action would adversely affect our shareholders.

WE INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING REGISTERED WITH THE COMMISSION, WHICH EXPENSES NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

We incur significant legal, accounting and other expenses as a result of being registered pursuant to the Exchange Act of 1934, as amended, that requires continuous disclosure with the Commission. In addition we incur significant expenses in connection with compliance with the Sarbanes-Oxley Act of 2002, as well as other related rules implemented by the Commission. We expect that compliance with these laws, rules and regulations, may substantially increase our expenses, and make some activities more time-consuming and costly. As a result, there may be substantial increases in legal, accounting and certain other expenses in the future, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 20 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam, Inc.

/s/ Don Gilbreath	May 5, 2008
Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

EXHIBITS

Exhibit	Description

3(i)(a)*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).

3(i)(b)*	Amendment to Certificate of Incorporation dated February 28, 1998.

(incorporated by reference to the Form 10-SB filed on September 20, 1999).

3(i)(c)*	Amendment to Certificate of Incorporation dated March 15, 1998.

(incorporated by reference to the Form 10-SB filed on September 20, 1999).

3(i)(d)*	Amendment to Certificate of Incorporation dated June 3, 2002.

(incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).

3(i)(e)*	Amendment to the Certificate of Incorporation dated December 2, 2004.

(incorporated by reference to the Form 10KSB/A filed on May 19, 2005).

3(ii)*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
4*

Amended and Restated Certificate of Designation, the Number, Powers, Preferences, Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock of ComCam, Inc. (incorporated by reference to the Form 8-K dated December 5, 2005).

10(i)*	Stock exchange agreement between ComCam, Inc., and ComCam International, Inc., dated May 8, 2002 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(a)*	Securities Purchase Agreement between ComCam, Inc., ComCam International, Inc., and ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to ComCam, Inc.’s Form 8-K filed June 30, 2005).
10(ii)(b)*	Promissory Note for ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(c)*	Warrants of ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(d)*	Warrants of ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(e)*	Registration Rights Agreement with of ACC Investors, LLC, dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(ii)(f)*	Shareholders Agreement between Don Gilbreath and ACC Investors, LLC. Dated June 22, 2005 (incorporated by reference to the Form 10-SB/A-2, filed with the Commission on October 31, 2006).
10(iii)*	Employment agreement between ComCam, Inc., ComCam International, Inc. and Don Gilbreath dated June 22, 2005 (incorporated by reference to the Form 10-SB/A, filed with the Commission on June 26, 2006).
10(iv)*	Asset Purchase Agreement between ComCam, Inc. and HNI, LLC dated February 14, 2007 (incorporated by reference to the Form 8-K, filed with the Commission on February 15, 2007).
10(v)*	Joinder, Amendment and Consent Agreement between ComCam, Inc., ComCam International, Inc. and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed November 14, 2007).
10(vi)*	Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-KSB filed April 14, 2008).
14*	Code of Ethics adopted March 1, 2004 (incorporated by reference to the Form 10-KSB filed April 14, 2004).
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