Form 10-Q
period 2008-06-30
COMCAM INC
filed 2008-08-14
CIK 1057327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

At August 14, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 39,990,134.

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

COMCAM, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$7,697	9,500

Total assets	$7,697	9,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Advances payable – related party	$13,999	-

Total current liabilities	13,999	-

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 750,000,000 shares
authorized, 39,990,134 shares issued and outstanding	3,999	3,999
Additional paid-in capital	7,370,498	7,370,498
Deficit accumulated during the development stage	(7,380,799)	(7,364,997)

Total stockholders' equity (deficit)	(6,302)	9,500

Total liabilities and stockholders' equity (deficit)	$7,697	9,500

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2008	2007	2008	2007	Amounts

Revenues, net	$-	-	-	-	-

General and administrative costs	12,657	-	15,802	-	15,802

Loss from continuing operations	(12,657)	-	(15,802)	-	(15,802)

Loss from discontinued operations, net of income
tax of $0 for each period	-	(131,137)	-	(202,702)	(7,364,997)

Net loss	$(12,657)	(131,137)	(15,802)	(202,702)	(7,380,799)

Loss per common share from continuing
operations - basic and diluted	$-	-	-	-

Loss per common share from discontinued
operations - basic and diluted	-	-	-	(0.01)

	$-	-	-	(0.01)

Weighted average common and common
equivalent shares - basic and diluted	39,990,134	34,471,000	39,990,134	34,440,000

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,		Cumulative
	2008	2007	Amounts
Cash flows from operating activities:
Net loss from continuing operations	$(15,802)	-	(15,802)
Adjustment to reconcile net loss to net cash
used in continuing operating activities:
Increase in accounts payable	-	-	-

Net cash used in continuing operating activities	(15,802)	-	(15,802)
Net cash used in discontinued operating activities	-	(67,776)	(4,131,090)

Net cash used in operating activities	(15,802)	(67,776)	(4,146,892)

Cash flows from investing activities:
Net cash provided by continuing investing activities	-	-	-
Net cash used in discontinued investing activities	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Proceeds from advances – related party	13,999	-	13,999
Net cash provided by discontinued financing activities	-	90,000	4,200,207

Net cash provided by financing activities	13,999	90,000	4,214,206

Net increase (decrease) in cash	(1,803)	22,224	7,697

Cash, beginning of period	9,500	15,206	-

Cash, end of period	$7,697	37,430	7,697

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

Note 1 - Basis of Presentation

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

Note 3 - Going Concern

As of June 30, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding while seeking a suitable business for which to acquire. There can be no assurance that such funds will be available to the Company or that the acquisition efforts will be successful.

Note 4 – Supplemental Cash Flow Information

During the six months ended June 30, 2007, included in the Company’s discontinued operations are the following non-cash transactions:

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

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

Note 5 – Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our financial statements.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2008.

Discussion and Analysis

The Company’s plan of operation for the coming year is to actively pursue development stage technology assets and emerging businesses with which to merge or acquire. The Company intends to function as a business incubator for development stage technology assets and emerging businesses that management believes are well positioned for future growth. We will fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock. Although our focus may be on convergent internet protocol technologies in the security, medical, transportation, and entertainment sectors, we do not intend to restrict considerations to internet related applications, rather we intend to consider business opportunities in any business or industry segment that involves proprietary assets tied to technological advances. We will evaluate each opportunity on its merits.

We have not yet entered into any other agreements, nor do we have any commitments or understandings to enter into or become engaged in any business transactions, as of the date of this filing.

The Company’s plan of operation will require a minimum of $50,000 in funding over the next twelve months, which funding is not currently available. Should we acquire or merge with a business opportunity our funding requirements will change.

Results of Operations

During the six month period ended June 30, 2008, the Company’s operations consisted of satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

The Company has been funded since inception from equity placements, revenue from discontinued operations, and major shareholders in the form of loans. All capital raised or revenue realized to date was allocated to cost of sales, general and administrative costs, interest expenses, and research and development costs.

Net Loss

For the period from December 18, 1997 (date of inception) to June 30, 2008 the Company recorded a net loss of $7,380,799, of which $7,364,997 can be attributed to discontinued operations as of December 28, 2007. Costs accounted for in discontinued operations include general and administrative expenses, research and development costs, and professional fees, in addition to amounts incurred in connection with the preparation of public disclosure documentation as required pursuant to the Exchange Act of 1934, as amended. In the current three and six month periods, we have net losses totaling $12,657 and $15,802, respectively, attributable to general and administrative expenses. We have not generated any revenue since discontinuing operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from December 18, 1997, to June 30, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

Working capital deficit and net stockholders’ deficit in the Company was $6,302 at June 30, 2008. We had total and current assets of $7,697 as of June 30, 2008, consisting of cash on hand of $7,697. Our total and current liabilities were $13,999, consisting of advances payable to a related party. We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Cash flow used in operating activities was $4,146,892 for the period from December 18, 1997 to June 30, 2008 of which $4,131,090 is attributable to discontinued operations.

Cash flow provided from financing activities was $4,214,206 for the period from December 18, 1997, to June 30, 2008 of which $4,200,207 can be attributed to discontinued operations.

Cash flow used in investing activities was $59,617 for the period from December 18, 1997, to June 30, 2008 all of which can be attributed to discontinued operations.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve months. We will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available. Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its plan of operation.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors, except an employment agreement with its chief executive officer.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of June 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $7,364,997 as of December 31, 2007, which deficit increased to $7,380,799 as of June 30, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) acquiring and developing technology based businesses to the point of realizing revenues; and (iv) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $7,364,997 as of December 31, 2007, which deficit increased to $7,380,799 as of June 30, 2008. We will continue to incur operating losses as we maintain our search for suitable businesses to incubate and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

OUR limited financial resources cast severe doubt on our ability to pursue our business plan of incubating new technology driven business opportunities.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of June 30, 2008, the Company had working capital deficit of $6,302. We have no revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

/s/ Don Gilbreath                         August 14, 2008

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

10(vi)*          Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-KSB filed April 14, 2008).

14*                Code of Ethics adopted March 1, 2004 (incorporated by reference to the Form 10-KSB filed April 14, 2004).

31                  Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32                  Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

99(i)*          Audit Committee Charter adopted January 26, 2005 (incorporated by reference to the Form 10-KSB/A filed May 19, 2005).

           *      Incorporated by reference to previous filings of the Company.