Form 10-Q
period 2008-09-30
COMCAM INC
filed 2008-11-13
CIK 1057327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

At November 13, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 39,990,134.

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

COMCAM, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$5,688	9,500
Related party receivable	879	-

Total assets	$6,567	9,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$20,123	-

Total current liabilities	20,123	-

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 750,000,000 shares
authorized, 39,990,134 shares issued and outstanding	3,999	3,999
Additional paid-in capital	7,370,498	7,370,498
Deficit accumulated during the development stage	(7,388,053)	(7,364,997)

Total stockholders' equity (deficit)	(13,556)	9,500

Total liabilities and stockholders' equity (deficit)	$6,567	9,500

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2008	2007	2008	2007	Amounts

Revenues, net	$-	-	-	-	-

General and administrative costs	7,254	-	23,056	-	23,056

Loss from continuing operations	(7,254)	-	(23,056)	-	(23,056)

Loss from discontinued operations, net of income
tax of $0 for each period	-	(122,126)	-	(324,828)	(7,364,997)

Net loss	$(7,254)	(122,126)	(23,056)	(324,828)	(7,388,053)

Loss per common share from continuing
operations - basic and diluted	$-	-	-	-

Loss per common share from discontinued
operations - basic and diluted	-	-	-	(0.01)
	$-	-	-	(0.01)

Weighted average common and common
equivalent shares - basic and diluted	39,990,134	39,990,000	39,990,134	36,317,000

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2008	2007	Amounts
Cash flows from operating activities:
Net loss from continuing operations	$(23,056)	-	(23,056)
Adjustment to reconcile net loss to net cash
used in continuing operating activities:
Increase in related party receivable	(879)	-	(879)
Increase in accounts payable	20,123	-	20,123

Net cash used in continuing operating activities	(3,812)	-	(3,812)
Net cash used in discontinued operating activities	-	(126,774)	(4,131,090)

Net cash used in operating activities	(3,812)	(126,774)	(4,134,902)

Cash flows from investing activities:
Net cash provided by continuing investing activities	-	-	-
Net cash used in discontinued investing activities	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Net cash provided by continuing financing activities	-	-	-
Net cash provided by discontinued financing activities	-	150,000	4,200,207

Net cash provided by financing activities	-	150,000	4,200,207

Net increase (decrease) in cash	(3,812)	23,226	5,688

Cash, beginning of period	9,500	15,206	-

Cash, end of period	$5,688	38,432	5,688

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

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

Note 2 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2007. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

As of September 30, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt funding while seeking a suitable business for which to acquire. There can be no assurance that such funds will be available to the Company or that the acquisition efforts will be successful.

Note 4 – Supplemental Cash Flow Information

During the nine months ended September 30, 2007, included in the Company’s discontinued operations are the following non-cash transactions:

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

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

Note 5 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company does not expect FSP APB 14-1 to have a material impact on the preparation of its financial statements.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2008.

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

Results of Operations

During the nine month period ended September 30, 2008, the Company’s operations consisted of satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

The Company has been funded since inception from equity placements, revenue from discontinued operations, and major shareholders in the form of loans. All capital raised or revenue realized to date was allocated to cost of sales, general and administrative costs, interest expense, and research and development costs.

Net Loss

For the period from December 18, 1997 (date of inception) to September 30, 2008 the Company recorded a net loss of $7,388,053, of which $7,364,997 can be attributed to discontinued operations as of December 28, 2007. Costs accounted for in discontinued operations include general and administrative expenses, research and development costs, and professional fees, in addition to amounts incurred in connection with the preparation of public disclosure documentation as required pursuant to the Exchange Act of 1934, as amended. In the current three and nine month periods, we have net losses totaling $7,254 and $23,056, respectively, attributable to general and administrative expenses. We have not generated any revenue since discontinuing operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the nine month period ended September 30, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

Working capital deficit and net stockholders’ deficit in the Company was $13,556 at September 30, 2008. We had total and current assets of $6,567 as of September 30, 2008 consisting of cash and a related party receivable. Our total and current liabilities were $20,123, consisting of advances payable to a related party. We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Cash flow used in operating activities was $4,134,902 for the period from December 18, 1997 to September 30, 2008, of which $4,131,090 is attributable to discontinued operations.

Cash flow used in investing activities was $59,617 for the period from December 18, 1997, to September 30, 2008, all of which can be attributed to discontinued operations.

Cash flow provided from financing activities was $4,200,207 for the period from December 18, 1997, to September 30, 2008, all of which can be attributed to discontinued operations.

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

Off Balance Sheet Arrangements

As of September 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $7,364,997 as of December 31, 2007, which deficit increased to $7,388,053 as of September 30, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) acquiring and developing technology based businesses to the point of realizing revenues; and (iv) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company does not expect FSP APB 14-1 to have a material impact on the preparation of its financial statements.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company does not expect SFAS 162 to have a material impact on the preparation of its financial statements.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $7,364,997 as of December 31, 2007, which deficit increased to $7,388,053 as of September 30, 2008. We will continue to incur operating losses as we maintain our search for suitable businesses to incubate and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of September 30, 2008, the Company had a working capital deficit of $13,556. We have no revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

ComCam, Inc.

/s/ Don Gilbreath                         November 13, 2008

Don Gilbreath

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

EXHIBITS

                   Exhibit                                            Description

3(i)(a)*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(b)*	Amendment to Certificate of Incorporation dated February 28, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(c)*	Amendment to Certificate of Incorporation dated March 15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(d)*	Amendment to Certificate of Incorporation dated June 3, 2002 (incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).
3(i)(e)*	Amendment to the Certificate of Incorporation dated December 2, 2004 (incorporated by reference to the Form 10KSB/A filed on May 19, 2005).
3(ii)*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
4*

Amended and Restated Certificate of Designation, the Number, Powers, Preferences, Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series A Preferred Stock of ComCam, Inc. (incorporated by reference to the Form 8-K dated December 5, 2005).

10(i)*	Asset Purchase Agreement between ComCam, Inc. and HNI, LLC dated February 14, 2007 (incorporated by reference to the Form 8-K, filed with the Commission on February 15, 2007).
10(ii)*	Joinder, Amendment and Consent Agreement between ComCam, Inc., ComCam International, Inc. and HNI, LLC dated September 28, 2007 (incorporated by reference to the Form 10-QSB filed November 14, 2007).
10(iii)*	Amendment Agreement dated February 14, 2008 (incorporated by reference to the Form 10-KSB filed April 14, 2008).
14*	Code of Ethics adopted March 1, 2004 (incorporated by reference to the Form 10-KSB filed April 14, 2004).
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