Form 10-K
period 2008-12-31
COMCAM INC
filed 2009-03-31
CIK 1057327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

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

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐.

The aggregate market value of the registrant's common stock, $0.0001 par value, held by non-affiliates (27,255,429 shares) was approximately $163,533 based on the average closing bid and asked prices ($0.006) for the common stock on March 27, 2009.

At March 27, 2009 the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 39,990,134.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to ComCam, Inc., and its predecessor, unless context indicates otherwise. The term “ComCam International” refers to ComCam International, Inc., our former subsidiary until December 28, 2007.

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

Our registered statutory office is located at the Company Corporation, 400-2711 Centerville Road, Wilmington, Delaware, 19808.

The Company

The Company’s plan of operation for the coming year is to actively pursue development stage technology assets and emerging businesses with which to merge or acquire. We intend to function as a business incubator for development stage technology assets and emerging businesses that management believes are well positioned for future growth. We hope to fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock.

Selection of a Business

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

Although our focus may be on convergent internet protocol technologies in the security, medical, transportation, and entertainment sectors, we do not intend to restrict considerations to internet related applications, rather we intend to consider business opportunities in any business or industry segment that involves proprietary assets tied to technological advances. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not initially be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity and the respective needs and desires of the Company and other parties. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business after Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Competition

We will be involved in intense competition with other business entities to obtain a suitable business opportunity, many of which competitors will have a considerable edge over us by virtue of their stronger financial resources and prior experience in business.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Governmental and Environmental Regulation

The Company cannot anticipate the government regulations, if any, to which we may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

The Company believes that it is currently in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, we believe that compliance with such applicable laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Research and Development

During the years ended December 31, 2008 and 2007, the Company spent $0 and $6,052, respectively, on research and development activities. We cannot anticipate the amount of spending on research and development, if any, in the future; such level will depend upon the nature of the businesses we incubate.

Employees

The Company is a development stage company and currently has no employees. Don Gilbreath, our sole executive officer and one of our directors, manages the Company. The Company looks to Don Gilbreath for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

The Company’s securities and future operations are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our future operations, business, financial condition and/or operating results as well as the trading price and/or the value of our securities.

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in their report on our financial statements for the years ended December 31, 2008 and 2007 stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a lack of revenue generating activities in place and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $7,395,043 as of December 31, 2008. We will continue to incur operating losses as we maintain our search for suitable businesses to incubate and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2008, the Company had a working capital deficit of $20,546. We have no revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

THE COMPANY’S STOCK PRICE IS VOLATILE

The market price is subject to significant volatility and trading volumes could be low. Factors affecting the Company’s market price include:

•	the Company’s perceived prospects;

•	negative variances in our operating results, and achievement of key business targets;

•	limited trading volume in shares of the Company’s common stock in the public market;

•	sales or purchases of large blocks of our stock;

•	changes in, or the Company’s failure to meet, earnings estimates;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements of legal claims against us;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	developments in the financial markets; and

•	general economic, political or stock market conditions.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Company shares 4,500 square feet of office space in West Chester, Pennsylvania with ComCam International who leases the space. We pay no rent for our usage. Our costs were approximately $50,000 for the year ended December 31, 2007 when the Company was responsible for the lease.

ITEM 3.     LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority under the symbol, “CMCA”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

Year	Quarter Ending	High	Low
2008	December 31	$0.020	$0.0001
	September 30	$0.013	$0.001
	June 30	$0.018	$0.002
	March 31	$0.020	$0.001
2007	December 31	$0.004	$0.001
	September 30	$0.006	$0.002
	June 30	$0.005	$0.002
	March 31	$0.004	$0.002

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of March 27, 2009 there were 39 shareholders of record holding a total of 39,990,134 shares of fully paid and non-assessable common stock of the 100,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of March 27, 2009 there were no shareholders of record of the 20,000,000 shares of preferred stock, par value $0.0001, authorized.

Warrants

As of March 27, 2009 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of March 27, 2009 the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Debenture

During the year ended December 31, 2007, a convertible debenture, as amended, was assumed by ComCam International on separation from us though the Company remained a guarantor of that obligation. The debenture, which fell in default on February 14, 2009, currently accrues interest at 12% per annum, and is due on demand, or convertible, at the holder’s option, into shares of either ComCam International’s or the Company’s common stock.

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

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer & Trust Co., 17 Battery Place, New York, New York 10004; their telephone number is (212) 845-3200.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.     SELECTED FINANCIAL DATA

Not required.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

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

Results of Operations

During the year ended December 31, 2008, the Company’s operations consisted of satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

The Company has been funded since inception from equity placements and revenue from discontinued operations. All capital raised or revenue realized to date was allocated to cost of sales, general and administrative costs, interest expense, and research and development costs.

Net Loss

For the period from January 1, 1999 (date of commencement of operations), to December 31, 2008, the Company recorded an operating loss of $7,395,043. Net losses for the twelve month period ended December 31, 2008 were $30,046 as compared to $414,728 for the twelve months ended December 31, 2007. The decrease in the Company’s net losses over the comparative twelve month periods can be attributed to the loss from the discontinuation of operations in connection with our “spin-off” of ComCam International as of December 31, 2007. Net losses in the current twelve month period can be attributed to general and administrative costs that include accounting costs, consulting fees in addition to expenses attendant to the preparation and filing of disclosure documentation.

We did not generate any revenue during this period and expect to continue to incur losses over the next twelve months.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2008.

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

The Company had current and total assets of $4,534 as of December 31, 2008, that consisting of cash in the amount of $2,414 and a related party receivable of $2,120 as compared to current and total liabilities of $25,080 consisting of accounts payable. Net stockholders' deficit in the Company was $20,546 at December 31, 2008.

Cash flow used in operating activities was $4,138,176 for the period from January 1, 1999 to December 31, 2008. Cash flow used in operating activities for the twelve month period ended December 31, 2008 decreased to $7,086 from $229,635 for the twelve month period ended December 31, 2007. Cash flow used in operating activities during 2007, in connection with discontinued operations, resulted in a decrease in cash flow used in operating activities in 2008.

We expect to continue to use cash flow in operating activities over the next twelve months.

Cash flow used in investing activities was $59,617 for the period from January 1, 1999 to December 31, 2008. Cash flow used in investing activities for the twelve month periods ended December 31, 2008 and December 1, 2007 was $0.

We cannot anticipate the use of cash flow in investing activities until the Company reaches an agreement to develop or acquire a business opportunity.

Cash flow provided from financing activities was $4,200,207 for the period from January 1, 1999 to December 31, 2008. Cash flow provided by financing activities for the twelve month period ended December 31, 2008 decreased to $0 from $223,929 for the twelve month period ended December 1, 2007. Cash flow provided from financing activities in 2007 is attributed to discontinued financing activities connected to the Company’s “spin-off” of ComCam International.

We expect to continue to use cash flow provided by financing activities to maintain current operations with private equity placements or additional shareholder loans.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We will have to seek at least $50,000 in debt or equity financing over the next twelve months to fund our continued operations. The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its ability to acquire or develop business opportunities or maintain operations.

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

Off Balance Sheet Arrangements

As of December 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $7,395,043 as of December 31, 2008. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

  •      our ability to raise additional capital to fund cash requirements for future operations; and

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

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

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact SFAS No. 162 will have on its financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial statements.

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-17.

COMCAM, INC.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

                                                                                               Page

     Report of Independent Registered Public Accounting Firm     F-2

     Balance Sheets                                                                    F-3

     Statements of Operations                                                      F-4

     Statements of Stockholders’ Equity (Deficit)                          F-5

     Statements of Cash Flows                                                     F-8

     Notes to Financial Statements                                                F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ComCam, Inc.

West Chester, Pennsylvania

We have audited the accompanying balance sheets of ComCam, Inc. [a development stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on January 1, 1999 through December 31, 2008. ComCam, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on January 1, 1999 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming ComCam, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, ComCam, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 30, 2009

COMCAM, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007

Current assets:
Cash and cash equivalents	$2,414	9,500
Related party receivable	2,120	-

Total assets	$4,534	9,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$25,080	-

Total current liabilities	25,080	-

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 750,000,000 shares
authorized, 39,990,134 shares issued and outstanding	3,999	3,999
Additional paid-in capital	7,370,498	7,370,498
Deficit accumulated during the development stage	(7,395,043)	(7,364,997)

Total stockholders' equity (deficit)	(20,546)	9,500

Total liabilities and stockholders' equity (deficit)	$4,534	9,500

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

			Cumulative
	2008	2007	Amounts

Revenues, net	$-	-	-

General and administrative costs	30,046	-	30,046

Loss from continuing operations	(30,046)	-	(30,046)

Loss from discontinued operations, net of income
tax of $0 for each period	-	(414,728)	(7,364,997)

Net loss	$(30,046)	(414,728)	(7,395,043)

Loss per common share from continuing
operations - basic and diluted	$-	-

Loss per common share from discontinued
operations - basic and diluted	-	(0.01)

	$-	(0.01)

Weighted average common and common
equivalent shares - basic and diluted	39,990,134	37,245,000

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from January 1, 1999 (Date of Inception) to December 31, 2008

								Deficit
						Accumulated		Accumulated	Total
					Additional	Other	Deferred	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Stock	Development	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Stage	Equity
Balance at January 1, 1999
(date of inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of common stock for cash	-	-	1,783,430	180	784,816			-	784,996
Net loss	-	-	-	-	-			(787,169)	(787,169)
Balance at December 31, 1999	-	-	1,783,430	180	784,816	-	-	(787,169)	(2,173)

Issuance of common stock for:
Cash	-	-	424,782	42	734,045			-	734,087
Services	-	-	54,284	5	137,036			-	137,041
Net loss	-	-	-	-	-			(802,538)	(802,538)
Balance at December 31, 2000	-	-	2,262,496	227	1,655,897	-	-	(1,589,707)	66,417

Issuance of common stock for cash	-	-	23,468	2	25,438			-	25,440
Net loss	-	-	-	-	-			(229,772)	(229,772)
Balance at December 31, 2001	-	-	2,285,964	229	1,681,335	-	-	(1,819,479)	(137,915)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(1,697,154)	(1,697,154)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	1,668	-	-	1,668
Total comprehensive loss									(1,695,486)
Acquisition of Bullet Environmental
Technologies, Inc.	-	-	4,071,938	407	(523,193)	-	-	-	(522,786)
Issuance of common stock for:
Cash	-	-	550,000	55	274,945	-	-	-	275,000
Services	-	-	1,500,000	150	899,850	-	-	-	900,000
Accounts payable	-	-	100,000	10	50,990	-	-	-	51,000
Exercise of stock options	-	-	67,500	7	33,743	-	-	-	33,750
Issuance of stock options for services	-	-	-	-	109,831	-	-	-	109,831
Balance at December 31, 2002	-	-	8,575,402	858	2,527,501	1,668	-	(3,516,633)	(986,606)

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from January 1, 1999 (Date of Inception) to December 31, 2008

								Deficit
						Accumulated		Accumulated	Total
					Additional	Other	Deferred	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Stock	Development	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Stage	Equity

Balance forward, December 31, 2002	-	-	8,575,402	858	2,527,501	1,668	-	(3,516,633)	(986,606)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(649,912)	(649,912)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	(3,344)	-	-	(3,344)
Total comprehensive loss									(653,256)
Issuance of common stock for:
Cash	-	-	4,000	-	2,000	-	-	-	2,000
Services	-	-	1,000,000	100	89,900	-	-	-	90,000
Accounts payable	-	-	1,226,369	123	346,547				346,670
Related party payable	-	-	92,000	9	45,991				46,000
Note payable	-	-	150,000	15	74,985	-	-	-	75,000
Balance at December 31, 2003	-	-	11,047,771	1,105	3,086,924	(1,676)	-	(4,166,545)	(1,080,192)

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(608,206)	(608,206)
Other comprehensive income -
cumulative foreign currency
translation adjustment	-	-	-	-	-	1,676	-	-	1,676
Total comprehensive loss									(606,530)
Issuance of common stock for:
Cash	-	-	2,500,000	250	132,350	-	-	-	132,600
Exercise of stock options	-	-	2,347,500	234	200,553	-	-	-	200,787
Services	-	-	4,047,367	405	318,435	-	-	-	318,840
Accounts payable	-	-	4,025,169	403	297,809	-	-	-	298,212
Deferred compensation	-	-	3,764,160	376	187,832	-	(188,208)	-	-
Finders fee	-	-	180,000	18	(18)	-	-	-	-
Stock option compensation	-	-	-	-	167,626	-	-	-	167,626
Balance at December 31, 2004	-	-	27,911,967	2,791	4,391,511	-	(188,208)	(4,774,751)	(568,657)

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from January 1, 1999 (Date of Inception) to December 31, 2008

								Deficit
						Accumulated		Accumulated	Total
					Additional	Other	Deferred	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Stock	Development	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Stage	Equity

Balance forward, December 31, 2004	-	-	27,911,967	2,791	4,391,511	-	(188,208)	(4,774,751)	(568,657)

Conversion of common stock to
Series A preferred stock	4,100,000	410	(4,100,000)	(410)	-	-	-	-	-
Conversion of common stock
options and warrants to
Series A preferred stock	231,500	23	-	-	13,867	-	-	-	13,890
Issuances of Series A preferred stock
for services	5,250,000	525	-	-	314,475	-	-	-	315,000
Issuance of common stock for:
Cash	-	-	2,166,667	217	69,783	-	-	-	70,000
Debt	-	-	3,830,000	383	118,617	-	-	-	119,000
Deferred compensation earned	-	-	-	-	-	-	188,208	-	188,208
Issuance of common stock warrants	-	-	-	-	130,305	-	-	-	130,305
Net loss (restated)	-	-	-	-	-	-	-	(1,359,575)	(1,359,575)
Balance at December 31, 2005	9,581,500	958	29,808,634	2,981	5,038,558	-	-	(6,134,326)	(1,091,829)

Conversion of Series A preferred
stock to common stock	(4,000,000)	(400)	4,000,000	400	-	-	-	-	-
Issuance of common stock for cash	-	-	600,000	60	16,690	-	-	-	16,750
Net loss	-	-	-	-	-	-	-	(815,943)	(815,943)
Balance at December 31, 2006	5,581,500	558	34,408,634	3,441	5,055,248	-	-	(6,950,269)	(1,891,022)

Conversion of Series A preferred stock
to common stock	(5,581,500)	(558)	5,581,500	558	-	-	-	-	-
Dividend of 100% of subsidiary	-	-	-	-	2,315,250	-	-	-	2,315,250
Net loss	-	-	-	-	-	-	-	(414,728)	(414,728)
Balance at December 31, 2007	-	-	39,990,134	3,999	7,370,498	-	-	(7,364,997)	9,500

Net loss	-	-	-	-	-	-	-	(30,046)	(30,046)
Balance at December 31, 2008	-	$-	39,990,134	$3,999	$7,370,498	$-	$-	$(7,395,043)	$(20,546)

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

			Cumulative
	2008	2007	Amounts
Cash flows from operating activities:
Net loss from continuing operations	$(30,046)	-	(30,046)
Adjustment to reconcile net loss to net cash
used in continuing operating activities:
Increase in related party receivable	(2,120)	-	(2,120)
Increase in accounts payable	25,080	-	25,080

Net cash used in continuing operating activities	(7,086)	-	(7,086)
Net cash used in discontinued operating activities	-	(229,635)	(4,131,090)

Net cash used in operating activities	(7,086)	(229,635)	(4,138,176)

Cash flows from investing activities:
Net cash provided by continuing investing activities	-	-	-
Net cash used in discontinued investing activities	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Net cash provided by continuing financing activities	-	-	-
Net cash provided by discontinued financing activities	-	223,929	4,200,207

Net cash provided by financing activities	-	223,929	4,200,207

Net increase (decrease) in cash	(7,086)	(5,706)	2,414

Cash, beginning of year	9,500	15,206	-

Cash, end of year	$2,414	9,500	2,414

The accompanying notes are an integral part of these financial statements.

COMCAM, INC.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

ComCam, Inc. (the “Company”) was formed on January 1, 1999 (date of inception). The Company is considered a development stage company as defined in SFAS No. 7. Sources of financing for the development stage activities have been primarily through equity and debt.

Effective December 28, 2007, the Company issued a dividend of 100% of the shares of its wholly owned subsidiary ComCam International, Inc. (“ComCam International”) to the Company’s shareholders on a pro-rata basis. Shareholders received one share of the subsidiary’s common stock for every twenty shares of the Company’s common stock held.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the year ended December 31, 2008 and 2007, the Company did not recognize any interest and penalties relating to income taxes. The Company did not have any accrual for the payment of interest and penalties at December 31, 2008.

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

COMCAM, INC.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Note 2 – Going Concern

As of December 31, 2008, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 3 – Discontinued Operations

Effective December 28, 2007, the Company issued a dividend of 100% of the shares of its wholly owned subsidiary ComCam International to the Company’s shareholders on a pro-rata basis. Shareholders received one share of the subsidiary’s common stock for every twenty shares of the Company’s common stock held.

Summarized results of operations for ComCam International included as loss from discontinued operations, net of tax, in the accompanying statements of operations for the year ended December 31, 2007 and cumulative amounts, were as follows:

COMCAM, INC.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 3 – Discontinued Operations (continued)

		Cumulative
	2007	Amounts

Revenues, net	$1,209,762	1,818,992
Cost of revenues	1,019,564	1,271,313

Gross profit (loss)	190,198	547,679

Operating expenses:
General and administrative expenses	278,249	5,193,846
Research and development expenses	6,052	2,257,831
Gain on cancellation of debt	(31,950)	(234,077)

	252,351	7,217,600

Loss from operations	(62,153)	(6,669,921)

Other income (expense):
Interest income	883	14,211
Interest expense	(396,562)	(752,391)
Gain on embedded derivative liability	43,104	43,104

	(352,575)	(695,076)

Loss before provision for income taxes	(414,728)	(7,364,997)

Provision for income taxes	-	-

Net loss	$(414,728)	(7,364,997)

Net loss per common share - basic and diluted	$(0.01)

Weighted average common shares - basic and diluted	37,245,000

Summarized cash flow information for ComCam International included as net cash used in discontinued investing activities and net cash provided by discontinued financing activities, in the accompanying statements of cash flows for the year ended December 31, 2007 and cumulative amounts, were as follows:

COMCAM, INC.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 3 – Discontinued Operations (continued)

		Cumulative
	2007	Amounts

Cash flows from investing activities
Purchase of property and equipment	$-	(59,617)

Net cash used in investing activities	-	(59,617)

Cash flows from financing activities
Issuance of common stock	-	2,275,410
Increase in notes payable	185,000	1,849,530
Proceeds from spin-off of subsidiary	38,929	38,929
Proceeds from reverse acquisition	-	36,338

Net cash provided by financing activities	$223,929	4,200,207

Note 4 – Details of Discontinued Operations

Convertible Debenture and Embedded Derivative to HNI, LLC

During the year ended December 31, 2007, a convertible debenture was transferred from the Company to ComCam International. Details related to the convertible debenture are discussed below as they were when initiated by the Company.

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
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Note 4 – Details of Discontinued Operations (continued)

Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

2007

Income tax benefit at statutory rate	$(144,000)
Change in valuation allowance	144,000

$-

COMCAM, INC.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 4 – Details of Discontinued Operations (continued)

Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes are as follows:

2007

Interest	$-
Income taxes	$-

On December 28, 2007, the Company distributed a dividend of 100% of the shares of its wholly owned subsidiary ComCam International to the Company’s shareholders on a pro rata basis that entitled a shareholder to receive one share of ComCam International’s common stock for every twenty shares of the Company’s common stock held. Assets, liabilities, and equity included in the dividend are as follows:

Accounts receivable	$(192,541)
Inventory	(66,278)
Property and equipment, net	(127,179)
Other assets	(2,106)
Accounts payable	316,860
Accrued expenses	470,156
Embedded derivative liability	69,976
Notes payable	1,807,433
Equity	(2,315,250)

(38,929)
Cash transferred	38,929

$-

During the year ended December 31, 2007, the Company:

•	Acquired $125,000 of property and equipment in exchange for a convertible debenture.

•	Recorded an embedded derivative liability of $113,080 and recorded a discount on the convertible debenture of $113,080.

•	Decreased the value of the embedded derivative liability and recognized a gain on the embedded derivative liability of $43,104.

•	Converted 5,581,500 shares of Series A preferred stock into 5,581,500 shares of common stock.

COMCAM, INC.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 5 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

		Cumulative
	2008	Amounts

Income tax benefit at statutory rate	$(10,000)	(1,342,000)
Change in valuation allowance	10,000	1,342,000

	$-	-

Deferred tax assets are as follows:

2008

Net operating loss carryforwards	$1,342,000
Valuation allowance	(1,342,000)

$-

The Company has net operating loss carryforwards of approximately $3,521,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 6 – Preferred Stock

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

COMCAM, INC.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 7 – Supplemental Cash Flow Information

No amounts have been paid for interest or taxes during the years ended December 31, 2008 and 2007.

Note 8 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, related party receivable, and accounts payable. The carrying amount of these items approximates fair value because of their short-term nature and the notes payable bear interest at the market interest rate.

Note 9 – Commitments and Contingencies

As disclosed in Note 4, during the year ended December 31, 2007, a convertible debenture (the Debenture) was transferred from the Company to ComCam International (formerly a wholly-owned subsidiary). A condition of the Debenture transfer was that the Company would continue to guarantee the Debenture until certain conditions were met by ComCam International. These conditions have not yet been met and therefore, the Company continues to be a guarantor of the Debenture. The Debenture bears interest at 7%, is due on demand, and is convertible into 138,834 shares of either ComCam International or the Company’s common stock. At December 31, 2008, the Debenture had an outstanding balance of $125,000.

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

Note 10 – Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

COMCAM, INC.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 10 – Recent Accounting Pronouncements (continued)

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

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact SFAS No. 162 will have on its financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective as of January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective as of January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Don Gilbreath Robert Betty Albert White	51 52 6 3	2002 2002 2004	CEO, CFO, PAO and Director Director Director

Don Gilbreath - Mr. Gilbreath has served as a chief executive officer, chief financial officer, principal accounting officer, and director of the Company since June 3, 2002. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

Mr. Gilbreath has 25 years of experience in product development, engineering project management and specialized technical sales. He has provided specialized R&D expertise to General Electric, Johnson Controls, TCI, Standard & Poor’s, and Commodore International. He developed and launched or licensed over 30 products including musical instruments, multimedia players, and Internet access devices. Mr. Gilbreath has broad experience in directing international engineering teams, vendor negotiations, licensing, patents, offshore manufacturing and launching of innovative products to world markets. From 1987 to 1992 Mr. Gilbreath was Director of Product and Market Development for Commodore International Ltd. Among other responsibilities he was Chief Designer of CDTV, the world’s first consumer multimedia player under $1,000. In addition, he created and developed OEM sales channels and vertical markets for Commodore’s complete line of microcomputers and peripherals. In 1990 Mr. Gilbreath was selected as delegate from the USA to the USSR for technology transfer of semiconductor and computer architecture. In 1993 he founded Gilbreath Systems Inc., an international contract engineering and product development firm, and from 1994 to 1997 served as CTO and VP Engineering for VIScorp, a Chicago-based company that designed and developed set-top boxes (pre-WebTV). In 1997, Mr. Gilbreath founded ComCam International.

Mr. Gilbreath has served as a chief executive officer, chief financial officer, principal accounting officer, and director of ComCam International since September 18, 1998.

Robert Betty - Mr. Betty was appointed as a director of the Company on June 3, 2002. He will serve until the next annual meeting of the Company’s shareholders or until his successor is elected.

Mr. Betty has over 23 years of experience in the electronics industry. From 1990 to 1994 he held various management positions for Maris Equipment Inc., rising to vice president of operations with responsibility for all P&L and a $63 million budget. He was the founder, in 1994, and is the current president of Pinnacle Electronic Systems Inc., a security systems integration firm located in West Chester, Pennsylvania. He has used his security systems expertise as project and/or operations manager for, among others, state prisons, a strategic oil reserve at Big Hill Texas, and five air bases located in Saudi Arabia to support the F5 Aircraft. Betty is a member of several management associations and holds numerous technical certificates.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Robert Betty failed to timely file a Form 4 or 5 despite being a director.

•	Albert White failed to timely file a Form 3, 4 or 5 despite being a director.

•	Don Gilbreath failed to timely file a Form 4 or 5 despite being a director, officer and 10% shareholder.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

The Company’s board of directors established an audit committee on January 26, 2005. The primary responsibility of the audit committee is to oversee our financial reporting process on behalf of the board of directors and report the result of their activities to the board. Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of our independent auditors, review and discuss with such independent auditors and our internal audit department (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements included in our annual report on Form 10-K. The committee, in carrying out its responsibilities, believes its policies and procedures should remain flexible in order to best react to changing conditions and circumstances. We have filed, by reference, a copy of our Audit Committee Charter as Exhibit 99(i) to this Form 10-K.

The Company’s board of directors has not established a compensation committee.

Director’s Compensation

Directors are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of our compensation program is to provide compensation for services rendered by our executive officer. Salary is currently the only type of compensation that we offer in connection with our compensation program. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officer. While we believe that our limited compensatory program at this time is appropriately suited for our current objectives, we do intend to return to a compensation program in the future that will include paid salaries, bonuses and benefits for our present and future executive officers, which compensation may include options and other compensatory elements.

Our chief executive officer, chief financial officer and principal accounting officer entered into an employment agreement with the Company on June 22, 2005 pursuant to which he was entitled to an initial salary of $60,000 per annum to manage us and our former subsidiary company, ComCam International. Since the Company is in the development stage and has limited resources, Mr. Gilbreath agreed to waive any entitlement to his salary for the period from June 22, 2005 to December 31, 2008. The Company anticipates that executive compensation will be paid in future periods.

Tables

The following table provides summary information for the years ended 2008, 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Don Gilbreath CEO, CFO, PAO, and director	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation” or “Post Employment Payments” to report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 39,990,134 shares of common stock issued and outstanding as of March 27, 2009 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Don Gilbreath CEO, CFO, principle accounting officer and director 1525 Tanglewood Drive West Chester, Pennsylvania, 19380	Common	11,223,138	28.1%
Robert Betty, director 912 Carrie Lane West Chester, Pennsylvania, 19383	Common	1,320,067	3.3%
Albert White, director 420 Northwest Drive Silver Spring, Maryland 20901	Common	200,000	0.5%
Global ePoint, Inc. 339 S. Cheryl Lane City of Industry, CA 91789	Common	2,000,000	5.0%
Officer and Directors as a Group	Common	12,743,205	31.9%

*      Toresa Lou makes voting and investment decisions for Global ePoint, Inc.; Toresa Lou uses Global ePoint, Inc.’s address as her mailing address.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Pritchett, Siler & Hardy ("Pritchett") provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2008 and 2007. The aggregate fees billed by Pritchett for the 2008 and 2007 audit of our annual financial statements and a review of our quarterly financial statements was $11,903 and $0, respectively.

The aggregate fees billed by Jones Simkins, P.C., during 2007 was $8,733 in connection with reviews of the Company’s quarterly financial statements for the fiscal year ended December 31, 2007.

Audit Related Fees

Pritchett billed to the Company no fees in 2008 or 2007 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed to the Company no fees in 2008 or 2007 for professional services rendered in connection with the preparation of our tax returns for the period.

Jones Simkins, P.C., billed to the Company fees of approximately $734 during 2007 for professional services rendered in connection with the preparation of the Company’s tax returns.

All Other Fees

Pritchett billed to the Company no fees in 2008 or 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

All services provided to the Company by Pritchett, as detailed above, were pre-approved by the Company’s audit committee.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-17, and are included as part of this Form 10-K:

     Financial Statements of The Company for the years ended December 31, 2008 and 2007:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations
Statements of Stockholders’ Equity (Deficit)
Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ComCam, Inc.                                                                                                                                     Date

/s/ Don Gilbreath                                                                                                                                                   March 30, 2009

By: Don Gilbreath
Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                                                                                                      Date

/s/ Don Gilbreath                                                                                                                                                                           March 30, 2009
Don Gilbreath, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer and Director

/s/ Robert Betty                                                                                                                                   March 30, 2009

Robert Betty

Director

/s/ Albert White                                                                                                                                   March 30, 2009

Albert White

            Director

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