Form 10-Q
period 2009-03-31
COMCAM INC
filed 2009-05-20
CIK 1057327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

At May 20, 2009, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 39,990,134.

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

COMCAM, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$1,004	2,414
Related party receivable	-	2,120

Total assets	$1,004	4,534

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$21,002	25,080
Related party payable	8,470	-

Total current liabilities	29,472	25,080

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 750,000,000 shares
authorized, 39,990,134 shares issued and outstanding	3,999	3,999
Additional paid-in capital	7,370,498	7,370,498
Deficit accumulated during the development stage	(7,402,965)	(7,395,043)

Total stockholders' equity (deficit)	(28,468)	(20,546)

Total liabilities and stockholders' equity (deficit)	$1,004	4,534

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,		Cumulative
	2009	2008	Amounts
Revenues, net	$-	-	-

General and administrative costs	7,922	3,145	37,968

Loss from continuing operations
before income taxes	(7,922)	(3,145)	(37,968)

Provision for income taxes	-	-	-

Loss from continuing operations	(7,922)	(3,145)	(37,968)

Loss from discontinued operations, net of income
tax of $0 for each period	-	-	(7,364,997)

Net loss	$(7,922)	(3,145)	(7,402,965)

Net loss per common share - basic and diluted	$-	-

Weighted average common and common
equivalent shares - basic and diluted	39,990,134	39,990,134

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,		Cumulative
	2009	2008	Amounts
Cash flows from operating activities:

Net loss from continuing operations	$(7,922)	(3,145)	(37,968)
Adjustment to reconcile net loss to net cash
used in continuing operating activities:
Decrease in related party receivable	2,120	-	-
Increase (decrease) in:
Accounts payable	(4,078)	3,025	21,002
Related party payable	8,470	-	8,470

Net cash used in continuing operating activities	(1,410)	(120)	(8,496)
Net cash used in discontinued operating activities	-	-	(4,131,090)
Net cash used in operating activities	(1,410)	(120)	(4,139,586)

Cash flows from investing activities:

Net cash provided by continuing investing activities	-	-	-
Net cash used in discontinued investing activities	-	-	(59,617)
Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:

Net cash provided by continuing financing activities	-	-	-
Net cash provided by discontinued financing activities	-	-	4,200,207
Net cash provided by financing activities	-	-	4,200,207

Net increase (decrease) in cash	(1,410)	(120)	1,004

Cash, beginning of period	2,414	9,500	-

Cash, end of period	$1,004	9,380	1,004

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2009

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2009.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of March 31, 2009, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 4 – Related Party Payable

The related party payable consists of payables to Comcam International, Inc. The payable is non-interest bearing, due on demand, and unsecured.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2009.

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

The Company’s plan of operation will require a minimum of $50,000 in funding over the next twelve months, which funding is not currently available. Should we acquire or merge with a business opportunity our funding requirements will change. However, we have not entered into any agreement, nor do we have any commitment or understanding to enter into any business opportunities as of the date of this filing.

Results of Operations

During the three month period ended March 31, 2009, the Company’s operations consisted of satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

The Company has been funded since inception from equity placements, revenue from discontinued operations, and major shareholders in the form of loans. All capital raised or revenue realized to date was allocated to cost of sales, general and administrative costs, interest expense, and research and development costs.

Net Loss

For the period from December 18, 1997 (date of inception) to March 31, 2009 the Company recorded a net loss of $7,402,965, of which $7,364,997 can be attributed to discontinued operations as of December 28, 2007. Costs accounted for in discontinued operations include general and administrative expenses, research and development costs, and professional fees, in addition to amounts incurred in connection with the preparation of public disclosure documentation. In the current three month periods ended March 31, 2009 and March 31, 2008, we have net losses totaling $7,922 and $3,145, respectively, attributable to general and administrative expenses. We have not generated any revenue since discontinuing operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the three month period ended March 31, 2009.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Working capital deficit and net stockholders’ deficit in the Company was $28,468 at March 31, 2009. We had total and current assets of $1,004 as of March 31, 2009 consisting solely of cash. Our total and current liabilities were $29,472, consisting of accounts payable and advances payable to a related party.

Cash flow used in operating activities was $4,139,586 for the period from December 18, 1997 to March 31, 2009, of which $4,131,090 is attributable to discontinued operations. Cash flow used in operating activities for the three month period ended March 31, 2009 was $1,410 as compared to cash flow used in operating activities of $120 for the three month period ended March 31, 2008. The increase in cash flow used over the current period can be primarily attributed to the decrease in accounts payable.

Cash flow used in investing activities was $59,617 for the period from December 18, 1997, to March 31, 2009, all of which can be attributed to discontinued operations. Cash flow used in investing activities for the three month periods ended March 31, 2009 and March 31, 2008 was $0.

Cash flow provided from financing activities was $4,200,207 for the period from December 18, 1997, to March 31, 2009, all of which can be attributed to discontinued operations. Cash flow provided by financing activities for the three month periods ended March 31, 2009 and March 31, 2008 was $0.

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

The Company has no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors, except an employment agreement with its chief executive officer.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In Note 1 to the audited financial statements for the year ended December 31, 2008, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $7,395,043 as of December 31, 2008, which deficit increased to $7,402,965 as of March 31, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) acquiring and developing technology based businesses to the point of realizing revenues; and (iv) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward-looking statements. Forward-looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Recent Accounting Pronouncements

In November 2008 the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on the Company’s financial statements.

In May 2008 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (SFAS 163). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS 163 will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS 163. Except for those disclosures, earlier application is not permitted.  The adoption of SFAS 163 will have no material effect on the Company’s financial condition or results of operations.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a.

FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c.

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d.      Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of SFAS 162 will have no material effect on the Company’s financial condition or results of operations.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, SFAS 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of SFAS 161 will have no material effect on the Company’s financial condition or results of operations.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1, and has applied this standard on a retrospective basis. The Company does not expect FSP APB 14-1 to have a material impact on the preparation of its financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31, 2008 and 2007, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a lack of revenue generating activities in place and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $7,395,043 as of December 31, 2008, which deficit increased to $7,402,965 as of March 31, 2009. We will continue to incur operating losses as we maintain our search for suitable businesses to incubate and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of March 31, 2009, the Company had a working capital deficit of $28,468. We have no revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 19 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam, Inc.                              Date

/s/ Don Gilbreath                         May 20, 2009

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