Form 10-Q
period 2009-06-30
COMCAM INC
filed 2009-08-05
CIK 1057327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

At August 4, 2009, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 39,990,134.

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

COMCAM, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$1,004	2,414
Related party receivable	-	2,120

Total current assets	$1,004	4,534

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$29,151	25,080
Related party payable	8,470	-

Total current liabilities	37,621	25,080

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 750,000,000 shares
authorized, 39,990,134 shares issued and outstanding	3,999	3,999
Additional paid-in capital	7,370,498	7,370,498
Deficit accumulated during the development stage	(7,411,114)	(7,395,043)

Total stockholders' deficit	(36,617)	(20,546)

Total liabilities and stockholders' deficit	$1,004	4,534

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
	2009	2008	2009	2008	Amounts
Revenues, net	$-	-	-	-	-

General and administrative costs	8,149	12,657	16,071	15,802	46,117

Loss from continuing operations
before income taxes	(8,149)	(12,657)	(16,071)	(15,802)	(46,117)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(8,149)	(12,657)	(16,071)	(15,802)	(46,117)

Loss from discontinued operations, net of income
tax of $0 for each period	-	-	-	-	(7,364,997)

Net loss	$(8,149)	(12,657)	(16,071)	(15,802)	(7,411,114)

Net loss per common share - basic and diluted	$-	-	-	-

Weighted average common and common
equivalent shares - basic and diluted	39,990,134	39,990,134	39,990,134	39,990,134

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		Cumulative
	2009	2008	Amounts
Cash flows from operating activities:
Net loss from continuing operations	$(16,071)	(15,802)	(46,117)
Adjustment to reconcile net loss to net cash
used in continuing operating activities:
Increase (decrease) in related party receivable	2,120	(879)	-
Increase in:
Accounts payable	4,071	14,878	29,151
Related party payable	8,470	-	8,470

Net cash used in continuing operating activities	(1,410)	(1,803)	(8,496)
Net cash used in discontinued operating activities	-	-	(4,131,090)

Net cash used in operating activities	(1,410)	(1,803)	(4,139,586)

Cash flows from investing activities:
Net cash provided by continuing investing activities	-	-	-
Net cash used in discontinued investing activities	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Net cash provided by continuing financing activities	-	-	-
Net cash provided by discontinued financing activities	-	-	4,200,207

Net cash provided by financing activities	-	-	4,200,207

Net increase (decrease) in cash	(1,410)	(1,803)	1,004

Cash, beginning of period	2,414	9,500	-

Cash, end of period	$1,004	7,697	1,004

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2009

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

Note 3 – Going Concern

As of June 30, 2009, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to maintain operations and identify a suitable business opportunity for acquisition or development. However, there can be no assurance that financing efforts will be successful or that the Company will be able to realize a suitable business opportunity.

Note 4 – Related Party Payable

The related party payable consists of $8,470 owed to Comcam International, Inc., a company that has similar management as that of the Company. The payable is non-interest bearing, due on demand, and unsecured.

Note 5 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through August 4, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the six month period ended June 30, 2009.

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

Results of Operations

During the six month period ended June 30, 2009, the Company’s operations consisted of satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

The Company has been funded since inception from equity placements, revenue from discontinued operations, and major shareholders in the form of loans. All capital raised or revenue realized to date was allocated to cost of sales, general and administrative costs, interest expense, and research and development costs.

Net Loss

For the period from December 18, 1997 (date of inception) to June 30, 2009 the Company recorded a net loss of $7,411,114, of which $7,364,997 can be attributed to discontinued operations as of December 28, 2007. Costs accounted for in discontinued operations include general and administrative expenses, research and development costs, and professional fees, in addition to amounts incurred in connection with the preparation of public disclosure documentation. During the current six month periods ended June 30, 2009 and June 30, 2008, we have net losses totaling $16,071 and $15,802, respectively, attributable to general and administrative expenses. We have not generated any revenue since discontinuing operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the six month period ended June 30, 2009.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources, and stockholders’ deficit. Working capital deficit and net stockholders’ deficit in the Company was $36,617 at June 30, 2009. We had total and current assets of $1,004 as of June 30, 2009 consisting solely of cash. Our total and current liabilities at June 30, 2009 were $37,621, consisting of accounts payable and advances payable to ComCam International, Inc., a related party.

Cash flow used in operating activities was $4,139,586 for the period from December 18, 1997 to June 30, 2009, of which $4,131,090 is attributable to discontinued operations. Cash flow used in operating activities for the six month period ended June 30, 2009 was $1,410 as compared to cash flow used in operating activities of $1,803 for the six month period ended June 30, 2008. The decrease in cash flow used over the current period can be primarily attributed to an increase in a related party payable.

Cash flow used in investing activities was $59,617 for the period from December 18, 1997, to June 30, 2009, all of which can be attributed to discontinued operations. Cash flow used in investing activities for the six month periods ended June 30, 2009 and June 30, 2008 was $0.

Cash flow provided from financing activities was $4,200,207 for the period from December 18, 1997, to June 30, 2009, all of which can be attributed to discontinued operations. Cash flow provided by financing activities for the six month periods ended June 30, 2009 and June 30, 2008 was $0.

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

The Company currently has one employee and has no plans to hire additional employees in the near future.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $7,395,043 as of December 31, 2008, which deficit increased to $7,411,114 as of June 30, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private equity or debt placements; (ii) acquiring and developing technology based businesses to the point of realizing revenues; and (iii) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $7,395,043 as of December 31, 2008, which deficit increased to $7,411,114 as of June 30, 2009. We will continue to incur operating losses as we maintain our search for suitable businesses to incubate and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of June 30, 2009, the Company had a working capital deficit of $36,617. We have no revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 18 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ComCam, Inc.                              Date

/s/ Don Gilbreath                         August 4, 2009

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