Form 10-Q
period 2009-09-30
COMCAM INC
filed 2009-11-16
CIK 1057327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

At November 13, 2009, the number of shares outstanding of the registrant's common stock, $0.0001 par value (the only class of voting stock), was 39,990,134.

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

COMCAM, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$1,004	2,414
Related party receivable	-	2,120

Total current assets	$1,004	4,534

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$36,551	25,080
Related party payable	8,054	-

Total current liabilities	44,605	25,080

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value; 20,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 750,000,000 shares
authorized, 39,990,134 shares issued and outstanding	3,999	3,999
Additional paid-in capital	7,370,498	7,370,498
Deficit accumulated during the development stage	(7,418,098)	(7,395,043)

Total stockholders' deficit	(43,601)	(20,546)

Total liabilities and stockholders' deficit	$1,004	4,534

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
	2009	2008	2009	2008	Amounts

Revenues, net	$-	-	-	-	-

General and administrative costs	6,984	7,254	23,055	23,056	53,101

Loss from continuing operations
before income taxes	(6,984)	(7,254)	(23,055)	(23,056)	(53,101)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(6,984)	(7,254)	(23,055)	(23,056)	(53,101)

Loss from discontinued operations, net of income
tax of $0 for each period	-	-	-	-	(7,364,997)

Net loss	$(6,984)	(7,254)	(23,055)	(23,056)	(7,418,098)

Net loss per common share - basic and diluted	$-	-	-	-

Weighted average common and common
equivalent shares - basic and diluted	39,990,134	39,990,134	39,990,134	39,990,134

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,		Cumulative
	2009	2008	Amounts
Cash flows from operating activities:
Net loss from continuing operations	$(23,055)	(23,056)	(53,101)
Adjustment to reconcile net loss to net cash
used in continuing operating activities:
(Increase) decrease in:
Related party receivable	2,120	(879)	-
Increase (decrease) in:
Accounts payable	11,471	20,123	36,551
Related party payable	8,054	-	8,054

Net cash used in continuing operating activities	(1,410)	(3,812)	(8,496)
Net cash used in discontinued operating activities	-	-	(4,131,090)

Net cash used in operating activities	(1,410)	(3,812)	(4,139,586)

Cash flows from investing activities:
Net cash provided by continuing investing activities	-	-	-
Net cash used in discontinued investing activities	-	-	(59,617)

Net cash used in investing activities	-	-	(59,617)

Cash flows from financing activities:
Net cash provided by continuing financing activities	-	-	-
Net cash provided by discontinued financing activities	-	-	4,200,207

Net cash provided by financing activities	-	-	4,200,207

Net increase (decrease) in cash	(1,410)	(3,812)	1,004

Cash, beginning of period	2,414	9,500	-

Cash, end of period	$1,004	5,688	1,004

The accompanying notes are an integral part of these financial statements

COMCAM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2009

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of ComCam, Inc. (the “Company”) have been prepared by management in accordance with the instructions in Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2009.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 – Going Concern

As of September 30, 2009, the Company’s revenue generating activities are not in place, and the Company has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional equity and debt financing to expand marketing efforts and product development. There can be no assurance that such funds will be available to the Company nor that the marketing and product development efforts will be successful.

Note 4 – Related Party Payable

The related party payable consists of $8,054 to Comcam International, Inc., a company that has similar management as the Company. The payable is non-interest bearing, due on demand, and unsecured.

Note 5 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through November 13, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the nine month period ended September 30, 2009.

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

Results of Operations

During the nine month period ended September 30, 2009, the Company’s operations consisted of satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

The Company has been funded since inception from equity placements, revenue from discontinued operations, and major shareholders in the form of loans. All capital raised or revenue realized to date was allocated to cost of sales, general and administrative costs, interest expense, and research and development costs.

Net Loss

For the period from December 18, 1997 (date of inception) to September 30, 2009 the Company recorded a net loss of $7,418,098, of which $7,364,997 can be attributed to discontinued operations as of December 28, 2007. Costs accounted for in discontinued operations include general and administrative expenses, research and development costs, and professional fees, in addition to amounts incurred in connection with the preparation of public disclosure documentation. During the current nine month periods ended September 30, 2009 and September 30, 2008, we have net losses totaling $23,055 and $23,056, respectively, attributable to general and administrative expenses. We have not generated any revenue since discontinuing operations.

Capital Expenditures

The Company expended no amounts on capital expenditures during the nine month period ended September 30, 2009.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources, and stockholders’ deficit. Working capital deficit and net stockholders’ deficit in the Company was $43,601 at September 30, 2009. We had total and current assets of $1,004 as of September 30, 2009 consisting solely of cash. Our total and current liabilities at September 30, 2009 were $44,605, consisting of accounts payable and advances payable to ComCam International, Inc., a related party.

Cash flow used in operating activities was $4,139,586 for the period from December 18, 1997 to September 30, 2009, of which $4,131,090 is attributable to discontinued operations. Cash flow used in operating activities for the nine month period ended September 30, 2009 was $1,410 as compared to cash flow used in operating activities of $3,812 for the nine month period ended September 30, 2008. The decrease in cash flow used over the current period can be primarily attributed to an increase in a related party payable.

Cash flow used in investing activities was $59,617 for the period from December 18, 1997, to September 30, 2009, all of which can be attributed to discontinued operations. Cash flow used in investing activities for the nine month periods ended September 30, 2009 and September 30, 2008 was $0.

Cash flow provided from financing activities was $4,200,207 for the period from December 18, 1997, to September 30, 2009, all of which can be attributed to discontinued operations. Cash flow provided by financing activities for the nine month periods ended September 30, 2009 and September 30, 2008 was $0.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $7,395,043 as of December 31, 2008, which deficit increased to $7,418,098 as of September 30, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private equity or debt placements; (ii) acquiring and developing technology based businesses to the point of realizing revenues; and (iii) obtaining loans and grants from financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $7,395,043 as of December 31, 2008, which deficit increased to $7,418,098 as of September 30, 2009. We will continue to incur operating losses as we maintain our search for suitable businesses to incubate and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of September 30, 2009, the Company had a working capital deficit of $43,601. We have no revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

/s/ Don Gilbreath                         November 13, 2009

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