Form 10-K
period 2009-12-31
COMCAM INC
filed 2010-05-05
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                           to                          .

Commission file number: 001-15165

COMCAM, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0208402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1030
Sturgis, SD 57785
 (Address of principal executive offices) (Zip Code)

(877) 523-4070
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock, $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑  No ☐

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑  No ☐

Issuers revenues for its most recent fiscal year was $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 29, 2010, based on a closing price of $0.021, was approximately $1,274,618.81.   As of May 3, 2010, the registrant had 744,648,634 shares of its common stock, par value $0.0001 per share, outstanding.

COMCAM, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to ComCam, Inc., and its predecessor, unless context indicates otherwise. The term “ComCam International” refers to ComCam International, Inc., our former subsidiary until December 28, 2007.

Corporate History

The Company was incorporated as “Innovin Development Corporation” on December 18, 1997, in the state of Delaware. On March 5, 1998, we changed our name to “Anglo-Sierra Resources Corp.” and on March 15, 1999, to “Bullet Environmental Technologies, Inc.” to reflect a focus on divergent business operations. We changed our name to “ComCam, Inc.” on June 3, 2002, as the result of our acquisition of ComCam International.

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

We operated ComCam International as a wholly owned subsidiary from June 3, 2002, until December 28, 2007, when we completed a 100% dividend of ComCam International’s shares to our shareholders on a pro rata basis of one share of ComCam International’s common stock for every twenty shares of our common stock held as of the dividend record date. Our board of directors decided to “spin-off” ComCam International in order to separately focus the attention of the financial community on ComCam International’s business, with the intention of improving its access to financing while enabling the Company to seek out other technology based business opportunities in the development stage.

The Company’s principal place of business is located at P.O Box 1030, Sturgis, SD 57785.

Our registered statutory office is located at the Company Corporation, 400-2711 Centerville Road, Wilmington, Delaware, 19808.

Change of Control

On January 6, 2010 (the “Closing Date”), John Dent (“Dent”) acquired the majority of the issued and outstanding common stock of ComCam, Inc., a Delaware corporation (the “Company”), in accordance with a stock purchase agreement (the “Stock Purchase Agreement”) by and among Dent, Don Gilbreath (the “Principal”) and the Company. On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Dent purchased from the Company 50,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Acquired Shares”) for a total purchase price of Two Hundred Thousand dollars ($200,000). The Acquired Shares represents approximately 55.56% of the Company’s issued and outstanding common stock upon closing of the Stock Purchase Agreement.

As of the Closing Date, Dent was appointed as the Company's President, Chief Executive Officer, and Director. Don Gilbreath then resigned as the Company's President and Chief Executive Officer on the Closing Date. Mr. Gilbreath also resigned as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer as of the 11th day following the filing of a Form 14f-1 with the Securities & Exchange Commission (“SEC”).

Share Exchange Agreement

On February 26, 2010, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Monkey Rock USA, LLC, a South Dakota limited liability company (“Monkey Rock”) and the unitholders of Monkey Rock.  The closing of the transaction took place on February 26, 2010. Pursuant to the Share Exchange Agreement, the unitholders of Monkey Rock exchanged 1000 membership units of Monkey Rock, representing 100% of the issued and outstanding membership units of Monkey Rock, for 654,650,000 newly issued shares of the Company’s common stock, par value $0.0001 per share, representing approximately 88% of the Company’s issued and outstanding common stock. Concurrently, Mr. Matthew Dent was appointed as a member of the Company’s board of directors and Mr. Chris Edwards was appointed Chief Operating Officer.

The Company

The Company’s plan of operation was to actively pursue development stage technology assets and emerging businesses with which to merge or acquire. We intend to function as a business incubator for development stage technology assets and emerging businesses that management believes are well positioned for future growth. We hope to fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock.

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

Competition

We have been involved in intense competition with other business entities to obtain a suitable business opportunity, many of which competitors will have a considerable edge over us by virtue of their stronger financial resources and prior experience in business.

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

Employees

The Company is a development stage company and currently has few employees.  John Dent, our executive officer and sole director, and Chris Edwards, Chief Operating Officer, manage the Company. The Company looks to John Dent and Chris Edwards for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Recent Developments

Concurrent with the Share Exchange Agreement, the business of Comcam Inc. changed and the Company began operating as the Monkey Rock Group headquartered in Sturgis, SD, specializing in leisure related businesses and real estate interests.  The Monkey Rock Group, Inc. is an early stage company focused on developing our interests initially in the United States in the short-term (next 12–18 months) primarily in the motorcycle industry by positioning retail assets in anchor rally markets.

Our core asset is the Monkey Rock USA™ brand that currently operates a retail food, beverage, entertainment and exhibitor services concept in Sturgis, SD. We believe the Monkey Rock USA™ model and concept is unique in the respect that it is modern and environmentally sophisticated compared to other operators in its sector. We believe Monkey Rock USA™ is the first company in years to enter the market in a substantial way (large footprint and marketing presence) while raising the collective standard of excellence. While operating as a privately held company, in August 2009, we successfully completed our inaugural event at the 2009 Sturgis Motorcycle Rally.

We believe through selected acquisitions we can add significant value to the business and provide excellent growth opportunities.

We will deliver the Monkey Rock USATM brand and concept through a variety of different mediums. Company operations collect consumer data for marketing purposes in order to expand customer loyalty. These strategies consist of the following:

•
THE ROAD SHOW – The Monkey Rock USA road show is a mobile concept that will travel nationally to market the brand and concept; delivering Monkey Rock to people’s door steps. The road show will vary in configuration from a completely custom mobile branded 70 foot tractor/trailer rig that will house a Monkey Rock USA store, game stations, lounge and accompanying leisure/entertainment space to also include our branded 10,000+ sq. ft. tent with full scale Monkey Rock USATM food, beverage and entertainment concept offering.

•
RETAIL OPERATIONS – The Monkey Rock USA fixed/bricks and mortar locations, to include Sturgis, SD and all future acquisitions. ‘Retail operations’ will comprise everything from an event based position to properties that the Company will develop into scaled models comparable to Universal Studios City Walk located in Orlando, Florida that operate year-round and are complete with e-zones consisting of bars, restaurants, nightclubs, live entertainment offerings, retail stores, vendor space and services or any combination thereof, as appropriate. We are currently in negotiations for one of the largest of these type properties in the United States.  Each retail site will operate as a separate legal entity owned by Monkey Rock Group, Inc. and will pay rent or equal consideration to a Monkey Rock Group REIT that will hold all the real estate assets.

•
WEB SITES – Aside from the traditional purposes of a web site as an information portal, the Company will use its web sites as retail stores where it will sell its perpetually evolving lines of branded merchandise, as well as for the development of the most comprehensive sector specific social networking portals, online classifieds and branded game play stations.

•
DIGITAL PRODUCTS – Through existing public social networking sites (Facebook, MySpace, etc.), the Company will develop games and applications available to the game playing and application download population (branded apps, ringtones, wallpaper, etc.). Mobile versions of many of these digital technologies will be available to consumers also, all of which are relatively inexpensive to develop and are part of our cash flow model.

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

ITEM 1A.     RISK FACTORS.

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

Risks Related to the Company’s Business

THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company’s auditors included an explanatory statement in their report on our financial statements for the years ended December 31, 2009 and 2008 stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include a lack of revenue generating activities in place and losses since inception.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE

The Company had an accumulated deficit of $7,436,052 as of December 31, 2009. We will continue to incur operating losses as we maintain our search for suitable businesses to incubate and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

OUR LIMITED FINANCIAL RESOURCES CAST SEVERE DOUBT ON OUR ABILITY TO PURSUE OUR BUSINESS PLAN OF INCUBATING NEW TECHNOLOGY DRIVEN BUSINESS OPPORTUNITIES

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

NEED FOR ADDITIONAL EMPLOYEES.

Our Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of our Company’s business and the management and operation will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. Our Company’s inability to attract skilled management personnel and other employees as needed could have a material adverse effect on the Company’s business, operating results and financial condition. Our Company’s arrangement with its current employees is at will, meaning its employees may voluntarily terminate their employment at any time.

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2009, the Company had a working capital deficit of $61,555. We have no revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

WE INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING REGISTERED WITH THE COMMISSION, WHICH EXPENSES NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE

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

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE

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

THE COMPANY’S STOCK IS A PENNY STOCK AND, THEREFORE, THE COMPANY’S SHAREHOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THEIR STOCK

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years, (b) have net tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. Pinksheets and OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.
The Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-9 under the Exchange Act. Since our securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to the Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.     PROPERTIES.

During the year ended December 31, 2009, the Company shared 4,500 square feet of office space in West Chester, Pennsylvania with ComCam International who leases the space. We paid no rent for our usage. Our costs were approximately $50,000 for the year ended December 31, 2007, when the Company was responsible for the lease.

ITEM 3.     LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.     (REMOVED AND RESERVED).

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority under the symbol, “CMCA.” Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period within the last two fiscal years.

Year	Quarter Ending	High	Low
2009	December 31	$0.015	$0.0012
	September 30	$0.02	$0.001
	June 30	$0.02	$0.002
	March 31	$0.005	$0.002
2008	December 31	$0.020	$0.0001
	September 30	$0.013	$0.001
	June 30	$0.018	$0.002
	March 31	$0.020	$0.001

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of May 3, 2010, there were 77 shareholders of record holding a total of 744,648,634 shares of fully paid and non-assessable common stock of the 750,000,000 shares of common stock, par value $0.0001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of May 3, 2010, there were zero shareholders of record of the 20,000,000 shares of preferred stock, par value $0.0001, authorized.

Warrants

As of May 3, 2010, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of May 3, 2010, the Company had no outstanding stock options to purchase shares of our common stock.

Convertible Debenture

During the year ended December 31, 2007, a convertible debenture, as amended, was assumed by ComCam International on separation from us though the Company remained a guarantor of that obligation. The debenture, which fell in default on February 14, 2009, currently accrues interest at 12% per annum, and is due on demand, or convertible, at the holder’s option, into shares of either ComCam International’s or the Company’s common stock. As of February 26, 2010, the convertible debenture had been cancelled.

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

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business,” with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

●	the sufficiency of existing capital resources;

●	the acquisition of a revenue producing business;

●	our ability to raise additional capital to fund cash requirements for future operations; and

●	general economic conditions.

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

Management's Discussion and Analysis

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

Results of Operations

During the year ended December 31, 2009, the Company’s operations consisted of satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

The Company has been funded since inception from equity placements and revenue from discontinued operations. All capital raised or revenue realized to date was allocated to cost of sales, general and administrative costs, interest expense, and research and development costs.

Net Loss

For the period from January 1, 1999 (date of commencement of operations), to December 31, 2009, the Company recorded an operating loss of $7,436,052.  Net loss for the twelve month period ended December 31, 2009 was $41,009 as compared to a net loss of $30,046 for the twelve months ended December 31, 2008. The increase in the Company’s net loss in 2009 compared to 2008 is attributable to an increase in general and administrative costs. We did not generate any revenue during the years ended December 31, 2009 and 2008 and expect to continue to incur losses over the next twelve months.

Capital Expenditures

The Company expended no amounts on capital expenditures during the year ended December 31, 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and start up costs that will offset any future operating profit. However, these net operating losses are subject to evaluation where they may not be available to offset future losses due to the change of control in 2010.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations since inception.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

The Company had current and total assets of $51,004 as of December 31, 2009, that consists solely of cash; and total liabilities of $112,559 consisting of accounts payable of $43,872, a related party payable of $18,687 and a deposit of $50,000. Deficit accumulated during the development stage was $7,436,052 at December 31, 2009.

Net cash used in operating activities for the twelve month period ended December 31, 2009 increased to $20,097 compared to $7,086 for the twelve month period ended December 31, 2008. This increase is attributable to an increase in the company’s operating loss from $30,046 in 2008, compared to an operating loss of $41,009 in 2009.

Cash flow provided from financing activities was $4,268,894 for the period from January 1, 1999 to December 31, 2009. Cash flow provided by financing activities for the twelve month period ended December 31, 2009 was $68,687 compared to $0 for the twelve month period ended December 1, 2008.  This increase is attributable to a related party loan of $18,687 and a deposit of $50,000 received on a share purchase of Company stock.

We expect to continue to use cash flow provided by financing activities to maintain current operations with private equity placements or additional shareholder loans.

Our current cash balance of $51,004 may not be insufficient to conduct our plan of operation over the next twelve months. We have no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. We do not have lines of credit or other bank financing arrangements. Our shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain funding will have a material adverse affect on its ability to acquire or develop business opportunities or maintain operations. We do not expect to pay cash dividends in the foreseeable future.

Off Balance Sheet Arrangements

As of December 31, 2009, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of our net loss from operations, net cash used in operations, deficit accumulated during the development stage as of December 31, 2009, and since we were inactive prior to our merger with Monkey Rock Group, Inc. in February 2010. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2009 and 2008 are attached hereto as F-1 through F-18.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.     THER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company as of May 3, 2010:

Name	Age	Year Appointed/Elected	Positions Held

John Dent	58	2010	Chief Executive Officer, Chairman

Chris Edwards	41	2010	Chief Operating Officer

Matthew Dent	36	2010	Director

Mr. John Dent, Chief Executive Officer, President and Chairman

John Dent, age 58, was previously Chairman of The Truecare Group, a business which specialized in group homes for individuals with learning disabilities. Mr. Dent founded The Truecare Group in 1994 and ran the company until selling it in 2004. Prior to his involvement in The Truecare Group, Mr. Dent was a property developer in the United Kingdom.

Mr. Chris Edwards, Chief Operating Officer

Chris Edwards, age 41, is the Chief Operating Officer. He has a lengthy career in the leisure industry with an emphasis on nightclubs and food and beverage operations. He has managed some of the largest and highest grossing sector-specific nightclub businesses in the world. His experience extends into leisure space design and construction and has successfully built, operated and sold his own club in Spain prior to joining Mr. Dent to build Monkey Rock USA.

Mr. Matthew Dent, Director

Matt Dent, age 36, is a motorcycle enthusiast, riding motocross competitively from his early youth through to age 20. Upon retiring from competitive racing, Mr. Dent worked with his Father from 1994- 2004 in the Truecare Group. Matt’s role was as Operational Director, overseeing all aspects of the business including the maintenance of the homes, the vehicle fleet, staffing and budgets. Truecare Group was sold in 2004 to a US venture capital group. Mr. Dent has since been working with his Father on their interests in Costa Rica and Asia.

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

Family Relationships

Matthew Dent, director, is the son of John Dent, Chief Executive Officer

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in the year ended December 31, 2009.

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

Tables

The following table provides summary information for the years ended 2009, 2008, and 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation.
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Don Gilbreath Former Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director (1)	2009 2008 2007	$ $	0 0	—	—	—	—	—	—	$ $	0 0

(1) Don Gilbreath resigned from his respective offices and directorship of the Company, effective January 6, 2010.

We have no “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation” or “Post Employment Payments” to report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 744,640,134 shares of common stock issued and outstanding as of May 3, 2010, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
John Dent, Chief Executive Officer, Chairman	Common	433,500,000	58%
Chris Edwards, Chief Operating Officer	Common	85,000,000	11%
Matthew Dent, Director	Common	165,452,500	22%
Paulina Edwards (1)	Common	20,697,500	2%
Officer and Directors as a Group	Common	683,952,500	91%

(1) Paulina Edwards is the wife of Chris Edwards

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Pritchett, Siler & Hardy (“Pritchett”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2008. The aggregate fees billed by Pritchett for the 2008 audit of our annual financial statements, and a review of our quarterly financial statements for 2008 was $11,903.

Pritchett provided audit services to the Company in connection with its quarterly reports for the fiscal quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. The aggregate fees billed by Pritchett for the 2009 review of our quarterly financial statements was $8,465.

Berman & Co. (“Berman”) provided audit services to the Company in connection with its annual report for the fiscal year ended December 31, 2009. The aggregate fees billed by Berman for the 2009 audit of our annual financial statements was $10,000.

Audit Related Fees

Pritchett billed to the Company no fees in 2009 or 2008 for professional services that are reasonably related to the audit or review of our financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Pritchett billed to the Company no fees in 2009 or 2008 for professional services rendered in connection with the preparation of our tax returns for the period. Berman did not bill any fees for 2009.

All Other Fees

Pritchett billed to the Company no fees in 2009 or 2008 for other professional services rendered or any other services not disclosed above. Berman did not bill any fees for 2009.

Audit Committee Pre-Approval

All services provided to the Company by Pritchett, as detailed above, were pre-approved by the Company’s audit committee.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-18, and are included as part of this Form 10-K:

Financial Statements of The Company for the years ended December 31, 2009 and 2008:

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – As of December 31, 2009 and 2008	F-4

Statements of Operations –
For the years ended December 31, 2009 and 2008 and for the period from January 1, 1999 (inception) to December 31, 2009	F-5

Statements of Changes in Stockholders’ Deficit –
For the years ended December 31, 2009 and 2008 and for the period from January 1, 1999 (inception) to December 31, 2009	F-6

Statements of Cash Flows –
For the years ended December 31, 2009 and 2008 and for the period from January 1, 1999 (inception) to December 31, 2009	F-7

F-8 - F-18
(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMCAM, INC.

Dated: May 4, 2010	By:	/s/ John Dent
John Dent, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Dent	Chief Executive Officer, Chief Financial Officer and Director	May 4, 2010
John Dent

/s/ Matthew Dent	Director	May 4, 2010
Matthew Dent

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a)*	Certificate of Incorporation dated December 5, 1997 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(b)*	Amendment to Certificate of Incorporation dated February 28, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(c)*	Amendment to Certificate of Incorporation dated March 15, 1998 (incorporated by reference to the Form 10-SB filed on September 20, 1999).
3(i)(d)*	Amendment to Certificate of Incorporation dated June 3, 2002 (incorporated by reference to the Form 10-KSB/A filed on August 8, 2002).
3(i)(e)*	Amendment to the Certificate of Incorporation dated December 2, 2004 (incorporated by reference to the Form 10KSB/A filed on May 19, 2005).
3(ii)*	Bylaws (incorporated by reference to the Form 10-SB filed on September 20, 1999).
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
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).
99(i)*	Audit Committee Charter adopted January 26, 2005 (incorporated by reference to the Form 10-KSB/A filed May 19, 2005).

           *      Incorporated by reference to previous filings of the Company.

ComCam, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2009 and 2008
CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets – As of December 31, 2009 and 2008	F-4

Statements of Operations –
For the years ended December 31, 2009 and 2008 and for the period from January 1, 1999 (inception) to December 31, 2009	F-5

Statements of Changes in Stockholders’ Deficit –
For the years ended December 31, 2009 and 2008 and for the period from January 1, 1999 (inception) to December 31, 2009	F-6

Statements of Cash Flows –
For the years ended December 31, 2009 and 2008 and for the period from January 1, 1999 (inception) to December 31, 2009	F-7

Notes to Financial Statements	F-8 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
ComCam, Inc.

We have audited the accompanying balance sheet of ComCam, Inc. (a development stage company) as of December 31, 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 1, 1999 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ComCam, Inc. as of December 31, 2008, and for the period from January 1, 1999 (inception) to December 31, 2008, were audited by other auditors; whose report dated March 30, 2009 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam, Inc. (a development stage company) as of December 31, 2009, and the results of its operations and its cash flows for the period from January 1, 1999 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a net loss of $41,009 and net cash used in operations of $20,097 for the year ended December 31, 2009. The Company also has a working capital deficit and a stockholders’ deficit of $61,555 at December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
April 30, 2010

551 NW 77th Street Suite 107 ● Boca Raton, FL 33487
Phone: (561) 864-4444 ● Fax: (561) 892-3715
www.bermancpas.com ● info@bermancpas.com
Registered with the PCAOB ● Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ComCam, Inc.
West Chester, Pennsylvania

We have audited the accompanying balance sheet of ComCam, Inc. [a development stage company] as of December 31, 2008 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2008 and for the period from inception on January 1, 1999 through December 31, 2008. ComCam, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComCam, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from inception on January 1, 1999 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
March 30, 2009

ComCam, Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current Assets
Cash	$51,004	$2,414
Related party receivable	-	2,120
Total Current Assets	51,004	4,534

Total Assets	$51,004	$4,534

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$43,872	$25,080
Loan payable - related party	18,687	-
Deposit	50,000	-
Total Current Liabilities	112,559	25,080

Stockholders' Deficit
Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 750,000,000 shares authorized;
1,058,707 and 470,472 shares issued and outstanding	106	47
Additional paid-in capital	7,374,391	7,374,450
Deficit accumulated during the development stage	(7,436,052)	(7,395,043)
Total Stockholders' Deficit	(61,555)	(20,546)

Total Liabilities and Stockholders' Deficit	$51,004	$4,534

See accompanying notes to financial statements

ComCam, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period
	For the Years Ended		from January 1, 1999
	December 31,	December 31,	(Inception) to
	2009	2008	December 31, 2009

General and administrative expenses	$41,009	$30,046	$71,055

Loss from continuing operations	(41,009)	(30,046)	(71,055)

Loss from discontinued operations	-	-	(7,364,997)

Net loss	$(41,009)	$(30,046)	$(7,436,052)

Net loss per common share - basic and diluted	$(0.09)	$(0.06)

Weighted average number of common shares outstanding during the period - basic and diluted	470,472	470,472

See accompanying notes to financial statements

ComCam, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
Period from January 1, 1999 (Inception) to December 31, 2009

						Deficit accumulated during the development stage

	Par Value = $0.0001		Par Value = $0.0001				Total Stockholder' Deficit
	Preferred Stock		Common Stock		Additional
Description	Shares	Amount	Shares	Amount	Paid in Capital
	-	-	-	-	-	-	-

Issued common stock for cash at $0.0001 per share, 1/1//99	-	$-	20,982	$2	$784,992	$-	$784,994

Net loss for the period ended 12/31/99	-	-	-	-	-	(787,169)	(787,169)
Balance 12/31/99	-	-	20,982	2	784,992	(787,169)	(2,175)

Issued common stock for cash at $0.0001 per share	-	-	4,997	0	734,087	-	734,087
Issued common stock for services at $0.0001 per share	-	-	639	0	137,041	-	137,041

Net loss for the year ended 12/31/00	-	-	-	-	-	(802,538)
Balance 12/31/00	-	-	26,618	3	1,656,121	(1,589,707)	66,416

Issued common stock for cash at $0.0001 per share, 1/1	-	-	276	0	25,440	-	25,440

Net loss for the year ended 12/31/01	-	-	-	-	-	(229,772)
Balance 12/31/01	-	-	26,894	3	1,681,561	(1,819,479)	(137,915)

Other Comprehensive income-cumulative foreign currency translation adjustment	-	-	-	-	-	1,668	1,668

Acquisition of Bullet Environmental Technologies, Inc.	-	-	47,905	5	(522,791)	-	(522,786)

Issued common stock for cash at $0.0001 per share	-	-	6,471	1	274,999	-	275,000
Issued common stock for services at $0.0001 per share	-	-	17,647	2	899,998	-	900,000
Issued common stock for accounts payable at $0.0001 per share	-	-	1,176	0	51,000	-	51,000
Issued common stock for exercise of stock options at $0.0001 per share	-	-	794	0	33,750	-	33,750

Issuance of stock options for services	-	-	-	-	109,831	-	109,831

Net loss for the year ended 12/31/02	-	-	-	-	-	(1,697,154)	(1,697,154)
Balance 12/31/02	-	-	100,887	10	2,528,348	(3,514,965)	(986,606)

Other Comprehensive income-cumulative foreign currency translation adjustment	-	-	-	-	-	(3,344)	(3,344)

Issued common stock for cash at $0.0001 per share	-	-	47	0	2,000	-	2,000
Issued common stock for services at $0.0001 per share	-	-	11,765	1	89,999	-	90,000
Issued common stock for accounts payable at $0.0001 per share	-	-	14,428	1	346,668	-	346,670
Issued common stock for related party payable at $0.0001 per share	-	-	1,082	0	46,000	-	46,000
Issued common stock for notes payable at $0.0001 per share	-	-	1,765	0	75,000	-	75,000

Net loss for the year ended 12/31/03	-	-	-	-	-	(649,912)	(649,912)
Balance 12/31/03	-	-	129,974	13	3,088,016	(4,168,221)	(1,080,192)

Other Comprehensive income-cumulative foreign currency translation adjustment	-	-	-	-	-	1,676	1,676

Issued common stock for cash at $0.0001 per share	-	-	29,412	3	132,597	-	132,600
Issued common stock for exercise of stock options at $0.0001 per share	-	-	27,618	3	200,785	-	200,788
Issued common stock for services at $0.0001 per share	-	-	47,616	5	318,835	-	318,840
Issued common stock for accounts payable at $0.0001 per share	-	-	47,355	5	298,207	(188,208)	110,004
Issued common stock for deferred compensation at $0.0001 per share	-	-	44,284	4	188,204	-	188,208
Issued common stock for finders fee at $0.0001 per share	-	-	2,118	0	(0)	-	-

Stock option compensation	-	-	-	-	167,626		167,626

Net loss for the year ended 12/31/04	-	-	-	-	-	(608,206)	(608,206)
Balance 12/31/04	-	-	328,376	33	4,394,269	(4,962,959)	(568,657)

Conversion of common stock to Series A preferred stock	4,100,000	410	(48,235)	(5)	(405)	-	-

Conversion of common stock options and warrants to
Series A preferred stock	231,500	23	-	-	13,867	-	13,890

Issued preferred stock for services at $0.0001 per share	5,250,000	525	-	-	314,475	-	315,000

Issued common stock for cash at $0.0001 per share	-	-	25,490	3	69,997	-	70,000
Issued common stock for debt at $0.0001 per share	-	-	45,059	5	118,995	-	119,000

Deferred compensation earned	-	-	-	-	-	188,208	188,208

Issuance of common stock warrants	-	-	-	-	130,305	-	130,305

Net loss for the year ended 12/31/05	-	-	-	-	-	(1,359,575)	(1,359,575)
Balance 12/31/05	9,581,500	958	350,690	35	5,041,504	(6,134,326)	(1,091,829)

Conversion of Series A preferred stock to common stock	(4,000,000)	(400)	47,059	5	395	-	-

Issued common stock for cash at $0.0001 per share	-	-	7,059	1	16,749	-	16,750

Net loss for the period ended 12/31/06	-	-	-	-	-	(815,944)	(815,944)
Balance 12/31/06	5,581,500	558	404,807	40	5,058,649	(6,950,270)	(1,891,022)

Conversion of Series A preferred stock to common stock as of 6/29/07	(5,581,500)	(558)	65,665	7	552	-	-

Dividend of 100% of subsidiary	-	-	-	-	2,315,250	-	2,315,250

Net loss for the period ended 12/31/07	-	-	-	-	-	(414,728)	(414,728)
Balance 12/31/07	-	-	470,472	47	7,374,450	(7,364,997)	9,500

Net loss for the period ended 12/31/08	-	-	-	-	-	(30,046)
Balance 12/31/08	-	-	470,472	47	7,374,450	(7,395,043)	(20,546)

Issued common stock for cash at $0.0001 per share	-	-	588,235	59	(59)	-	-

Net loss for the period ended 12/31/09	-	-	-	-	-	(41,009)	(41,009)
Balance 12/31/09	-	$-	1,058,707	$106	$7,374,391	$(7,436,052)	$(61,555)

See accompanying notes to financial statements

ComCam, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
	For the Years Ended		from January 1, 1999
	December 31,	December 31,	(Inception) to
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,009)	$(30,046)	$71,055
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in related party receivable	2,120	(2,120)	-
Increase in accounts payable	18,792	25,080	43,872

Net Cash Used In Continuing Operating Activities	(20,097)	(7,086)	(27,183)
Net Cash Used in Discontinued Operating Activities	-	-	(4,131,090)
Net Cash Used in Operating Activities	(20,097)	(7,086)	(4,158,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Discontinued Investing Activities	-	-	(59,617)
Net Cash Used in Investing Activities	-	-	(59,617)

CASH FLOWS FROM FINANCING ACTIVITIES:

Deposit - share purchase	50,000	-	50,000
Loan payable - related party	18,687	-	18,687
Net Cash Provided by Continuing Financing Activities	68,687	-	68,687
Net Cash Provided by Discontinued Financing Activities	-	-	4,200,207
Net Cash Provided By Financing Activities	68,687	-	4,268,894

Net Increase (decrease) in Cash	48,590	(7,086)	51,004

Cash - Beginning of Year/Period	2,414	9,500	-

Cash - End of Year/Period	$51,004	2,414	$51,004

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the Year/Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

ComCam, Inc. (the “Company”), was incorporated in the State of Delaware on January 1, 1999. The Company’s office is located in West Chester, Pennsylvania.  See Note 3 for discussion of former entity, which was reported as a discontinued operation.

The Company is in the development stage and never fully developed or implemented its business plan after recording discontinued operations in 2007 (See Note 3).  The Company’s planned to seek a strategic partner for a merger or acquisition.  Monkey Rock USA, LLC. (“MR”), a South Dakota Limited Liability Company, acquired the Company in a reverse recapitalization on February 26, 2010 (See Note 9).

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates for the year ended December 31, 2009 and 2008, and assumptions affect, among others, the following:

●	estimated valuation allowance for deferred tax assets, due to continuing losses

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at December 31, 2009 and 2008.

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2009 and 2008, there were no balances that exceeded the federally insured limit.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss in 2009 and 2008, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

On March 5, 2010, the Company executed a 1-for-85 reverse stock split, all share and per share amounts have been retroactively restated.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, the Company did not record any liabilities for uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, loans payable – related party and deposit, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $41,009 and net cash used in operations of $20,097 for the year ended December 31, 2009. The Company also has a working capital deficit and a stockholders’ deficit of $61,555 at December 31, 2009. The Company is in the development stage and has not yet generated any revenues.

The Company anticipates that it will continue to generate significant losses from operations in the near future. The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The ability of the Company to continue its operations was dependent on Management's plans, which included the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations were sufficient to fund working capital requirements.  The Company may have needed to incur additional liabilities with certain related parties to sustain the Company’s existence.  See Note 9 regarding change in control.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

Note 3 Discontinued Operations

Effective December 28, 2007, the Company issued a dividend of 100% of the shares of its wholly owned subsidiary, ComCam International, Inc. (“ComCam International”), to the Company’s shareholders on a pro-rata basis. Shareholders received one share of the subsidiary’s common stock for every twenty shares of the Company’s common stock held.

Summarized results of operations for ComCam International included as loss from discontinued operations, net of tax, in the accompanying statements of operations for the year ended December 31, 2007 and cumulative amounts, were as follows:

		Cumulative from Inception
	2007	Amounts

Revenues, net	$1,209,762	$1,818,992
Cost of revenues	1,019,564	1,271,313

Gross profit	190,198	547,679

Operating expenses:
General and administrative	278,249	5,193,846
Research and development	6,052	2,257,831
Gain on cancellation of debt	(31,950)	(234,077)

	252,351	7,217,600

Loss from operations	(62,153)	(6,669,921)

Other income (expense):
Interest income	883	14,211
Interest expense	(396,562)	(752,391)
Gain on embedded derivative liability	43,104	43,104

	(352,575)	(695,076)

Net loss	$(414,728)	$(7,364,997)

Net loss per common share - basic and diluted	$(0.01)

Weighted average common shares - basic and diluted	37,245,000

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

Summarized cash flow information for ComCam International included as net cash used in discontinued investing activities and net cash provided by discontinued financing activities, in the accompanying statements of cash flows for the year ended December 31, 2007 and cumulative amounts, were as follows:

		Cumulative from Inception
	2007	Amounts

Cash flows from investing activities
Purchase of property and equipment	$-	$(59,617)

Net cash used in investing activities	-	(59,617)

Cash flows from financing activities
Issuance of common stock	-	2,275,410
Increase in notes payable	185,000	1,849,530
Proceeds from spin-off of subsidiary	38,929	38,929
Proceeds from reverse acquisition	-	36,338

Net cash provided by financing activities	$223,929	$4,200,207

Convertible Debenture and Embedded Derivative to HNI, LLC

During the year ended December 31, 2007, a convertible debenture was transferred from the Company to ComCam International. Details related to the convertible debenture are discussed below as they were when initiated by the Company.

On February 14, 2007, the Company issued a Convertible Debenture (the Debenture) to HNI, LLC. The Debenture, as amended, accrues interest at 7% and was convertible into a variable number of shares. The per share conversion rate is defined as 30% off the most recent closing bid price on the date that the Company receives notice of conversion.

The Company analyzed the Debenture based on the provisions of EITF 00-19 and determined that the conversion option of the Debenture qualifies as an embedded derivative. Information related to the recognition of the embedded derivative is as follows:

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

Embedded Derivative

The fair value of the embedded derivative on February 14, 2007 was determined to be $113,080 and was recorded as an embedded derivative liability. The embedded derivative is revalued at the end of each reporting period and any resulting gain or loss is recognized as a current period charge to the statement of operations. The fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions and methodologies:

	The fair value of the Company’s common stock was calculated to be $0.017 per share on February 14, 2007.
	A volatility of 149% was calculated by using the Company’s closing stock prices since May 2006.

	The exercise price was $0.0119. This amount was determined based on 30% off the most recent closing bid price immediately preceding February 14, 2007.

	The estimated life was determined to be 1 year, which is equal to the contractual life of the embedded derivative.

	The risk free interest rate was determined to be 5.06% based on the 1-year treasury rate.

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
December 31, 2009 and 2008

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

Accounts receivable	$(192,541)
Inventory	(66,278)
Property and equipment, net	(127,179)
Other assets	(2,106)
Accounts payable	316,860
Accrued expenses	470,156
Embedded derivative liability	69,976
Notes payable	1,807,433
Equity	(2,315,250)
(38,929)
Cash transferred	38,929
$-

During the year ended December 31, 2007, the Company:

	Acquired $125,000 of property and equipment in exchange for a convertible debenture.

	Recorded an embedded derivative liability of $113,080 and recorded a discount on the convertible debenture of $113,080.

	Decreased the value of the embedded derivative liability and recognized a gain on the embedded derivative liability of $43,104.

	Converted 5,581,500 shares of Series A preferred stock into 5,581,500 shares of common stock.

Note 4 Loans Payable – Related Party

During the period ended December 31, 2009, the Company received advances from an affiliated entity of $18,687. These advances were non-interest bearing, unsecured and due on demand.  These advances were repaid in January 2010 with the proceeds received in connection with the stock purchase agreement.

Note 5 Deposit

On December 9, 2009, the Company received a $50,000 deposit in connection with a stock purchase agreement effective January 6, 2010. The deposit was considered a payment towards the purchase of the Company (See Note 9).

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

Note 6 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling of approximately $3,562,000 at December 31, 2009, expiring through 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership, see Note 9 regarding change in control event).

Temporary differences, which give rise to a net deferred tax asset at December 31, 2009 and 2008, are approximately as follows:

	2009	2008
Gross deferred tax assets:
Net operating loss carryforwards	$(1,358,000)	$(1,342,000)
Total deferred tax assets	1,358,000	1,342,000
Less: valuation allowance	(1,358,000)	(1,342,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2008 (inception) was approximately $1,342,000. The net change in valuation allowance during the period ended December 31, 2009, was an increase of approximately $16,000.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009 and 2008, respectively.

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2009 and 2008 (computed by applying a blended U.S. Federal and State Corporate tax rate of approximately 38% as  follows:

	2009	2008
Expected tax expense (benefit)	$(16,000)	$(10,000)
Change in valuation allowance	16,000	10,000
Actual tax expense (benefit)	$-	$-

Note 7 Fair Value

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company's investment strategy is focused on capital preservation. The Company intends to invest in instruments that meet credit quality standards.  The current expectation is to maintain cash and cash equivalents, once these resources are available.

At December 31, 2009 and 2008, the Company has no instruments that require additional disclosure.

ComCam, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009 and 2008

Note 8 Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 9 Subsequent Events

The Company performed a review of subsequent events between the balance sheet date of December 31, 2010 and April 30, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure were the following:

Stock Purchase Agreement and Reverse Recapitalization

On December 31, 2009, the Company issued 588,235 shares of common stock to an individual, for a $50,000 deposit, in a transaction that was formally closed on January 6, 2010 to effect a change in control and subsequent reverse recapitalization with MR, a private operating company.  The remaining $150,000 of the $200,000 purchase price, net of a $15,000 finder’s fee, was received on January 8, 2010, which resulted in the completion of the sale of the Company to MR.

On February 26, 2010, the Company entered into an Agreement with MR to issue the remaining 7,701,765 shares of its common stock, par value $0.0001 per share.  These 7,701,765 shares represented 87.91% of the then issued and outstanding stock of the Company.