Form 10-Q
period 2010-03-31
MONKEY ROCK GROUP, INC.
filed 2010-05-17
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File No. 001-15165

MONKEY ROCK GROUP, INC.
(Exact Name of Registrant in its Charter)

Delaware	98-0208402
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

P.O. Box 1030
Sturgis, SD 57785
 (Address of Principal Executive Offices)(Zip Code)

(877) 523-4070
Registrant’s Telephone Number

Copies to:
Joseph M. Lucosky, Esq.
195 Rt. 9 South, 2nd Floor
Manalapan, NJ, 07726
Tel No.: (732)409-1212
Fax No.: (732) 577-1188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 14, 2010, there were 8,760,472 shares outstanding of the registrant’s common stock.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Balance Sheets – As of March 31, 2010 (Consolidated) (Unaudited) and November 30, 2009 (Audited)	1

	Statements of Operations – For the Three Months Ended March 31, 2010 (Consolidated), for the One Month Ended December 31, 2009, and for the Period from June 5, 2009 (Inception) to March 31, 2010 (Unaudited)	2

	Statements of Cash Flows – For the Three Months Ended March 31, 2010 (Consolidated), for the One Month Ended December 31, 2009, and for the Period from June 5, 2009 (Inception) to March 31, 2010 (Unaudited)	3

	Notes to Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Removed and Reserved)	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

i

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Monkey Rock Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2010 (Consolidated)	November 30, 2009

	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$29,628	$25,813
Inventory	21,248	21,278
Prepaid expenses	37,924	44,691
Total Current Assets	88,799	91,782

Property & Equipment	94,567	101,819

Liquor License	365,000	365,000

Total Assets	$548,366	$558,601

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$79,272	$74,284
Accrued interest payable - related party	36,681	17,110
Accrued interest payable	3,407	1,339
Notes payable - related party	838,452	827,016
Note payable	50,000	50,000
Total Current Liabilities	1,007,812	969,749

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 750,000,000 shares authorized;
8,860,472 and 8,760,472 shares issued and outstanding	886	876
Additional paid-in capital	150,114	124
Deficit accumulated during the development stage	(610,446)	(412,148)
Total Stockholders' Deficit	(459,446)	(411,148)

Total Liabilities and Stockholders' Deficit	$548,366	$558,601

Accompanying notes are integral part of these financial statements

Monkey Rock Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended March 31, 2010 (Consolidated)
		For the One Month Ended December 31, 2009	June 5, 2009 (Inception) to March 31, 2010

Revenue	$230	$1,000	$387,524

Cost of revenue	31	-	295,638

Gross profit	199	1,000	91,885

General and administrative	189,129	10,368	702,331

Net loss	$(188,931)	$(9,368)	$(610,446)

Net loss per common share - basic and diluted	(0.02)	(0.00)	(0.07)

Weighted average number of common shares outstanding
during the period - basic and diluted	8,797,139	8,760,472	8,771,509

Accompanying notes are integral part of these financial statements

Monkey Rock Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2010 (Consolidated)	For the One Months Ended December 31, 2009 (Consolidated)	For the Period from June 5, 2009 (Inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,931)	$(9,368)	$(610,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,394	1,858	14,813
Changes in operating assets and liabilities:
Increase/(Decrease) in:
Inventory	31	-	(21,248)
Prepaid expenses	7,090	-	(37,601)
Accounts payable and accrued liabilities	6,031	(2,280)	78,950
Accrued interest payable - related party	19,571	-	37,107
Accrued interest payable	2,068	-	2,068
Net Cash Used In Operating Activities	(148,746)	(9,789)	(536,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	-	-	(109,380)
Purchase of liquor license	-	-	(315,000)
Net Cash Used in Investing Activities	-	-	(424,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	35,500	-	862,516
Repayments of notes payable - related party	(22,050)	(2,014)	(24,064)
Proceeds from issuance of common stock	150,914	-	151,914
Net Cash Provided By (Used In) Financing Activities	164,364	(2,014)	990,366

Net Increase (Decrease) in Cash	15,618	(11,803)	29,628

Cash - Beginning of Period	14,010	25,813	-

Cash - End of Period	$29,628	$14,010	$29,628

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$667

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note issued in connection with financing of liquor license purchase	$-	$-	$50,000

Accompanying notes are integral part of these financial statements

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 1  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended November 30, 2009.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

ComCam, Inc. (the “Company”), was incorporated in the State of Delaware on January 1, 1999.  Monkey Rock USA, LLC (“Monkey Rock”), a limited liability company organized in the State of South Dakota on June 5, 2009, acquired the Company in a reverse recapitalization on February 26, 2010 (Note 4). On March 5, 2010, the Company change its name to Monkey Rock Group, Inc.

The Company is involved in food, beverage and entertainment venues within the greater North American motorcycle rally industry.  The Company’s management is searching to acquire assets at or below market rates and expand through acquisition and organic growth.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

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

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Such estimates for the period ended March 31, 2010, and assumptions affect, among others, the following:

●     estimated useful lives for property and equipment; and
●     potential obsolescence and impairment of inventory, property and equipment and liquor license

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

Inventory

Inventory consists of finished goods, principally consisting of beverages and t-shirts.  Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

Intangible Assets

Valuation of intangible assets include significant estimates and assumptions such as estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.

Revenue Recognition

The Company followed the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligation for the following:

●     food and beverage products
●     vendor booth space
●     sponsorships
●     t-shirts

The Company reports revenue net of sales and use taxes collected from customers and are remitted to governmental taxing authorities.

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Advertising

Costs incurred for advertising is charged to operations as incurred. For the one month ended December 31, 2009 and three months ended March 31, 2010, the Company expensed $0 and $5,662, respectively.

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

Since the Company reflected a net loss in 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

On March 5, 2010, the Company executed a 1-for-85 reverse stock split, all share and per share amounts have been retroactively restated.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Note 3  Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $188,931 and net cash used in operations of $148,746 for the three months ended March 31, 2010, respectively.  The Company also has a working capital deficit of $919,013 and stockholders’ deficit of $459,446 at March 31, 2010.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company will likely continue to rely upon related party debt or equity financing in order to ensure the continuing existence of the business.  The Company currently has a due on demand note with its Chief Executive Officer who has informally agreed not to demand payment until the Company has become self-sustaining.

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

In response to these problems, management has taken the following actions:

●      seeking additional third party debt and/or equity financing,
●  continue with the implementation of the business plan,
●  generate new sales from additional venues; and
●  allocate sufficient resources to continue with advertising and marketing efforts

Note 4  Reverse Recapitalization and Share Purchase Agreement

On December 31, 2009, the Company issued 588,235 shares of common stock to an individual, for a $50,000 deposit, in a transaction that was formally closed on January 6, 2010 to effect a change in control and subsequent reverse recapitalization with Monkey Rock, a private operating company.  The remaining $150,000 of the $200,000 purchase price, was received on January 8, 2010, which resulted in the completion of the sale of the Company to Monkey Rock.

On February 26, 2010, the Company entered into an Agreement with Monkey Rock to issue the remaining 7,701,765 shares of its common stock, par value $0.0001 per share.  These 7,701,765 shares represented 87.91% of the then issued and outstanding stock of the Company.  Since Monkey Rock acquired a controlling voting interest, it was deemed the accounting acquirer, while the Company was deemed the legal acquirer. The historical financial statements of the Company are those of Monkey Rock Group, Inc., and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in ASC 805 does not apply for purposes of presenting pro-forma financial information.

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

The public shell (ComCam) maintained a calendar December 31, year end, whereas, the private operating company maintained a November 30, year end.  In connection with the Company’s reverse recapitalization, the Company did not elect to change its year end to December 31, as a result, these financial statements will present a one month transition period to align the differences in the year end as well as present the current three month period as required for quarterly reporting.

Note 5  Convertible Notes Payable and Notes Payable

(A)	Notes Payable - Related Party

During the period from June 5, 2009 (inception) to November 30, 2009, the Company received advances from its Chief Executive Officer totaling $927,314, and repaid $100,298. The balance of the note at November 30, 2009 is $827,016, the note bears interest at 7%, is unsecured and due on demand.

During the period ended March 31, 2010, the Company received advances from its Chief Executive Officer totaling $35,500, and repaid $24,064. The balance of the note at March 31, 2010 is $838,452, the note bears interest at 7%, is unsecured and due on demand.

(B)	Convertible Debenture

On January 29, 2010, the Company issued a convertible note for $150,000 to a third party. The note was non-interest bearing.  Upon completion of the Reverse Merger (February 26, 2010), the principal amount of the debenture automatically converted into 100,000 shares of the Company’s common stock at a conversion price of $1.50 per share. In connection with the issuance of this convertible debt instrument, the Company determined that no beneficial conversion feature existed since the exercise price exceeded the market price on the date of conversion.  Additionally, there was no gain or loss recorded in connection with this conversion.

(C)	Other

On June 2, 2009, the Company executed a promissory note with the seller of the liquor license for $50,000.  This loan bears interest at 8%, is unsecured and is due June 2, 2010.

Note 6  Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of March 31, 2010 and May 17, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

On May 11, 2010, the Company received advances from its Chief Executive Officer totaling $30,000. The loan bears interest at 7%, is unsecured and due on demand.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

COMPANY OVERVIEW

We are a United States based retail leisure development stage company positioned to service the greater North American motorcycle rally industry.  Currently, we have assets in real estate and in retail business operations in the short-cycle food, beverage and entertainment industry.

On January 6, 2010, John Dent, our Chief Executive Officer and founder of the Monkey Rock USA™ brand purchased from the Company 50,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Acquired Shares”) for a total purchase price of Two Hundred Thousand Dollars ($200,000). The Acquired Shares represented approximately 55.56% of the Company’s issued and outstanding common stock upon closing of the stock purchase agreement.

On February 26, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Monkey Rock USA, LLC, a South Dakota limited liability company (“Monkey Rock LLC”) and the existing unitholders of Monkey Rock LLC.  Pursuant to the terms of the Share Exchange Agreement, the unitholders of Monkey Rock LLC exchanged 1,000 membership units of Monkey Rock LLC, representing 100% of the issued and outstanding membership units of Monkey Rock LLC, for 654,650,000 newly issued shares of the Company’s common stock, representing approximately 88% of the Company’s outstanding common stock.

PLAN OF OPERATION

We believe we are positioned to become a premier retail leisure based company within the greater North American motorcycle rally industry that offers retail food, beverage, entertainment and exhibitor services in a variety of events and venues.  The Company, through its Monkey Rock USA™ brand, successfully completed its inaugural event at the Sturgis Motorcycle Rally in August of 2009.

Our goal is to provide an evolved, modern and environmentally sophisticated customer experience in the retail leisure based market while at the same time delivering unparalleled value to our customers. To do this, we will offer our products and services through our mobile road show, retail operations, our website and digital solutions that emphasize a unique, fun and value driven alternative to the more traditional operators in our industry.

Currently the Monkey Rock USA ™ brand consists of the following:

●
THE MOBILE ROAD SHOW – The Monkey Rock USA™ road show is a mobile concept that will travel nationally to market the brand and concept, delivering Monkey Rock to people’s door steps. The road show will vary in configuration from a completely custom mobile branded 70 foot tractor trailer rig that will house a Monkey Rock USA™ store, game stations, lounge and accompanying leisure and entertainment space.  The mobile road show will also include our branded 10,000+ sq. ft. tent with full scale Monkey Rock USA™ food, beverage and entertainment offerings.

●
RETAIL OPERATIONS – The Monkey Rock USA™ will feature a physical location located in Sturgis, SD, the home of the annual Sturgis Motorcycle Rally, (“Sturgis”). Sturgis is  the largest such rally in the world and will include a combination of bars, restaurants, nightclubs, live entertainment offerings, retail stores, vendor space and services or any combination thereof, as appropriate. In 2009, the Company participated in the Sturgis event and generated approximately $387,000 in revenue.

●
WEB SITES – Aside from the traditional purposes of a web site as an information portal, the Company will use its web sites as an online retail store where it will sell its perpetually evolving lines of branded merchandise, as well as for the development of the most comprehensive sector specific social networking portal, online classified ads and branded game play stations.

●
DIGITAL SOLUTIONS – Through existing public social networking sites (Facebook, MySpace, etc.), the Company will develop games and applications available to the game playing and application download population (branded apps, ringtones, wallpaper, etc.). Mobile versions of many of these digital technologies will be available to consumers also, all of which are relatively inexpensive to develop and are part of our extended growth plan.

All of the above activities will be supported by our management team. In addition, we need to significantly expand our management team as well as adding additional employees in order to fully execute our business plan. We are actively working on this process as well as attempting to raise sufficient capital to support current operations and to fund our acquisition efforts. We believe there are several potential acquisition targets that are synergistic to our operations and are currently available at reasonable valuations if our fund raising activities are successful. We believe we will be successful in our fund raising activities, however, there can be no assurances that we will be able to raise sufficient capital to fund our current operations or to consummate acquisitions. To date, all of the funding for Company's operations have been provided by our chief executive officer and related parties. There can be no assurance that they will continue providing funding for the Company.

Our plan of action over the next twelve months is to focus on fund raising efforts, increasing brand awareness in all aspects of our business and adding several acquisitions that will significantly increase our size and accelerate the process of generating multiple revenue streams.

RECENT DEVELOPMENTS IN MONKEY ROCK’S DEVELOPMENT

On May 11, 2010, the Company received a $30,000 advance from its Chief Executive Officer to provide additional liquidity to the Company as needed.

On March 5, 2010, the Company initiated a 1-for-85 reverse stock split and on April 8, 2010 the board of directors approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the State of Delaware changing the Company’s name from Comcam, Inc. to the Monkey Rock Group, Inc.  Effective May 5, 2010, the Company’s name change and trading symbol change on the Over the Counter Bulletin Board was declared effective.  The Company’s new trading symbol is “MKRO.”   On May 10, 2010, the 1-for-85 reverse stock split was declared effective by FINRA.

 RESULTS OF OPERATIONS

Since the Company was formed on June 5, 2009, there are no comparative totals for the period ended March 31, 2009 for comparison purposes because the Company was not in existence at that time.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues for the three months ended March 31, 2010, were $230 compared to no revenues for the same three month period ended March 31, 2009. The Company expects to begin generating revenues in third quarter of 2010 because it intends to participate in the Sturgis Motorcycle Rally.  In August 2009, the Company generated $387,524 in revenue at Sturgis. The amount of revenue the Company expects to generate at Sturgis during 2010 is currently indeterminable and will be dependent on a number of factors including the amount of funding available to the Company at the time of the event as well the extent and the number of events the Company expects to participate in.

General and administrative expenses for the period ended March 31, 2010, amounted to $188,931. These expenses were comprised primarily of accrued interest of $21,639 on related party loans necessary to fund Company expenses and to acquire the liquor license in Meade County, South Dakota, rent expense of $61,667 on the Company’s facilities at Sturgis, $62,273 of professional fees necessary to operate as a public company and other miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity consist of cash and cash equivalents.   We plan to initially fund our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been and will be for the further development and expansion of our Monkey Rock USA™ brand, for capital expenditures and general corporate expenses. As of March 31, 2010, we had cash and cash equivalents of approximately $29,628; however, as of May 17th, 2010, the Company has approximately $15,000 in cash as a result of proceeds of approximately $30,000 from a loan from John Dent, our Chief Executive Officer.

The Company’s cash current cash on hand will be not be sufficient to meet our working capital requirements for the next twelve month period.

Our auditors have expressed an opinion as to our ability to continue as a going concern as a result of our net loss from operations, net cash used in operations, deficit accumulated during the development stage as of December 31, 2009, and since we were inactive prior to our merger with Monkey Rock Group, Inc. in February 2010. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern, and to pursue an acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Estimates

We make estimates and assumptions in the preparation of our consolidated financial statements, which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the applicable period ended date. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and such differences may be material to our consolidated financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors we believe to be reasonable under the circumstances.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.   RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 5, 2010.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no unregistered sales of Equity Securities and Use of Proceeds during the period ended March 31, 2010 that were not disclosed on a Form 8-K.

On January 29, 2010, we entered into a short term loan transaction with an accredited investor in the principal amount of $150,000 in the form of an unsecured convertible note (the “Note”).  The principal amount of the Note was converted into 100,000  shares of common stock of the Company on February 26, 2010.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.
.
ITEM 4.      (REMOVED & RESERVED)

ITEM 5.      OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.      EXHIBITS

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of John Dent, Principal Executive Officer of the Company.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of John Dent, Principal Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of John Dent, Principal Executive Officer of the Company.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of John Dent, Principal Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 17, 2010	MONKEY ROCK GROUP, INC.

/s/ John Dent
John Dent
Chief Executive Officer President