Form 10-Q
period 2010-06-30
MONKEY ROCK GROUP, INC.
filed 2010-08-23
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File No. 001-15165

MONKEY ROCK GROUP, INC.
(Exact Name of Registrant in its Charter)

Delaware	98-0208402
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

As of  August 20,  2010, there were 8,890,472 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets – As of June 30, 2010 (Consolidated) (Unaudited) and November 30, 2009	3

	Statements of Operations – For the Period from June 5, 2009 (Inception) to June 30, 2009, One Month Ended December 31, 2009, Three Months Ended June 30, 2010 (Consolidated) and Six Months Ended June 30, 2010 (Consolidated) (Unaudited)	4

	Statements of Cash Flows – For the Period from June 5, 2009 (Inception) to June 30, 2009, One Month Ended December 31, 2009 and Six Months Ended June 30, 2010 (Consolidated) (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Removed and Reserved)	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Monkey Rock Group, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2010(Consolidated) (Unaudited)	November 30, 2009

Assets

Current Assets
Cash	$1,709	$25,813
Inventory	21,248	21,278
Prepaid expenses	19,760	44,691
Total Current Assets	42,717	91,782

Property & Equipment	89,112	101,819

Liquor License	365,000	365,000

Total Assets	$496,829	$558,601

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$119,135	$74,284
Deferred revenue	3,500	-
Notes payable - related party	852,686	827,016
Note payable	50,000	50,000
Accrued interest payable - related party	51,863	17,110
Accrued interest payable	4,482	1,339
Total Current Liabilities	1,081,666	969,749

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 750,000,000 shares authorized;
8,887,972 and 8,760,472 shares issued and outstanding	889	876
Additional paid-in capital	165,236	124
Accumulated deficit	(750,962)	(412,148)
Total Stockholders' Deficit	(584,837)	(411,148)

Total Liabilities and Stockholders' Deficit	$496,829	$558,601

Monkey Rock Group, Inc. and Subsidiary
Consolidated Statement of Operations
(Unaudited)

	June 5, 2009 (Inception) to June 30, 2009	One Month Ended December 31, 2009	Three Months Ended June 30, 2010 (Consolidated)	Six Months Ended June 30, 2010 (Consolidated)

Revenue	$-	$1,000	$245	$475

Cost of revenue	-	-	-	31

Gross Profit	-	1,000	245	444

Operating Expenses
General and administrative	92,932	25,785	145,261	318,973
Total Operating Expenses	92,932	25,785	145,261	318,973

Loss from Operations	(92,932)	(24,785)	(145,016)	(318,529)

Other Income (Expense)
Other Income	-	-	4,500	4,500
Total Other Income (Expense)	-	-	4,500	4,500

Net loss	$(92,932)	$(24,785)	$(140,516)	$(314,029)

Net loss per common share - basic and diluted	(0.01)	(0.00)	(0.02)	(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	8,760,472	8,760,472	8,860,472	8,828,980

Monkey Rock Group, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(Unaudited)

	June 5, 2009 (Inception) to June 30, 2009		One Month Ended December 31, 2009	Six Months Ended June 30, 2010 (Consolidated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(92,932)	$(24,785)	$(314,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		-	1,858	10,848
Shares issued for services rendered		-	-	15,125
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Accounts receivable		(27,800)	-	-
Inventory		(2,772)	-	30
Prepaid expenses		(79,263)	15,418	9,836
Increase/(Decrease) in:
Accounts payable and accrued liabilities		-	(2,281)	45,895
Deferred revenue		74,900	-	3,500
Accrued interest payable - related party		-	-	34,753
Accrued interest payable		-	-	3,143
Net Cash Used In Operating Activities		(127,867)	(9,789)	(190,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment		(50,368)	-	-
Purchase of liquor license		(300,000)	-	-
Net Cash Used in Investing Activities		(350,368)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party		488,517	-	65,577
Repayments of notes payable - related party		-	(2,014)	(37,893)
Proceeds from issuance of member units		1,000	-	-
Proceeds from issuance of common stock		-	-	150,914
Net Cash Provided By (Used In) Financing Activities		489,517	(2,014)	178,598

Net Increase (Decrease) in Cash		11,282	(11,803)	(12,301)

Cash - Beginning of Period		-	25,813	14,010

Cash - End of Period		$11,282	$14,010	$1,709

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$		$-	$-
Interest	$		$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note issued in connection with financing of liquor license purchase		$50,000	$-	$-

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 1  Basis of Presentation and Nature of Operations

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of November 30, 2009 is derived from the audited financial statements presented in the Company’s Annual Report on Form 8-K for the year ended December 31, 2009.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 8-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended November 30, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Year End

ComCam, Inc. (the “Company”), was incorporated in the State of Delaware on January 1, 1999.  Monkey Rock USA, LLC (“Monkey Rock”), a limited liability company organized in the State of South Dakota on June 5, 2009, acquired the Company in a reverse recapitalization on February 26, 2010 (Note 4). On March 5, 2010, the Company changed its name to Monkey Rock Group, Inc.

The Company is involved in food, beverage and entertainment venues within the greater North American motorcycle rally industry.  The Company’s management is searching to acquire assets at or below market rates and expand through acquisition and organic growth.

The public shell (ComCam) maintained a calendar December 31, year-end, whereas, the private operating company maintained a November 30, year-end.  In connection with the Company’s reverse recapitalization, the Company did not elect to change its year-end to December 31, as a result, these financial statements will present a one-month transition period to align the differences in the year end as well as present the current three and six month periods as required for quarterly reporting.

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

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

Such estimates for the period ended June 30, 2010, and assumptions affect, among others, the following:

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

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Revenue is recognized at point of sale, with no further obligation for the following:

●	food and beverage products
●	vendor booth space
●	sponsorships
●	t-shirts

The Company reports revenue net of sales and use taxes collected from customers and are remitted to governmental taxing authorities.

Advertising

Costs incurred for advertising is charged to operations as incurred. For the three and six months ended June 30, 2010, the Company expensed $5,662 and $9,078, respectively.

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

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

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

Note 3  Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $314,029 and net cash used in operations of $190,899 for the six months ended June 30, 2010, respectively.  The Company also has a working capital deficit of $1,038,949 and stockholders’ deficit of $584,837 at June 30, 2010.

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
June 30, 2010
(Unaudited)

Note 5  Convertible Notes Payable and Notes Payable

(A)  Notes Payable - Related Party

The following schedule is a summary of advances the Company received from and repaid to its Chief Executive Officer during the period from June 5, 2009 (inception) through June 30, 2010.  The balance of the notes during each period end bear interest at 7%, are unsecured and due on demand.

		Outstanding
	Loans	Balance
Loans during period ended June 30, 2009	$488,517	$488,517
Loans during period ended July 31, 2009	167,380	655,897
Repayments during August 31, 2009	(100,298)	555,599
Loans during period ended September 31, 2009	36,017	591,616
Loans during period ended October 31, 2009	16,899	608,515
Loans during period ended November 30, 2009	218,501	827,016
Loans during period ended March 31, 2010	35,500	862,516
Repayments during March 31, 2010	(24,064)	838,452
Loans during period ended June 30, 2010	30,077	868,529
Repayments during June 30, 2010	(15,843)	852,686
Total outstanding balance - June 30, 2010		$852,686

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

(C)  Other

On June 2, 2009, the Company executed a promissory note with the seller of the liquor license for $50,000.  This loan bears interest at 8%, is unsecured and is due September 2, 2010.

Note 6  Stockholders’ Deficit

On June 30, 2010, the Company issued 27,500 shares of common stock, having a fair value of $15,125 ($.55/share), based upon the closing trading price.  At June 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

Note 7  Subsequent Events

During July and August 2010, the Company received advances from its Chief Executive Officer totaling $243,000. The advances bear interest at 7%, are unsecured and due on demand.

The Chief Executive Officer has informally agreed not to demand payment until the Company has become self-sustaining.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On March 5, 2010, the Company executed a 1-for-85 reverse split, all share and per share amounts have been retroactively restated.

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

Currently the Monkey Rock USA ™ brand consists of the following:

1.	THE MOBILE ROAD SHOW

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

2.	RETAIL OPERATIONS

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

3.	WEB SITES

Aside from the traditional purposes of a web site as an information portal, the Company will use its web sites as an online retail store where it will sell its perpetually evolving lines of branded merchandise, as well as for the development of the most comprehensive sector specific social networking portal, online classified ads and branded game play stations.

4.	DIGITAL SOLUTIONS

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

All of the above activities will be supported by our management team. In addition, we need to significantly expand our management team as well as adding additional employees in order to fully execute our business plan. We are actively working on this process as well as attempting to raise sufficient capital to support current operations and to fund our acquisition efforts. We believe there are several potential acquisition targets that are synergistic to our operations and are currently available at reasonable valuations if our fund raising activities are successful. We believe we will be successful in our fund raising activities; however, there can be no assurances that we will be able to raise sufficient capital to fund our current operations or to consummate acquisitions. To date, all of the funding for Company’s operations has been provided by our chief executive officer and related parties. There can be no assurance that they will continue providing funding for the Company.

Our plan of action over the next twelve months is to focus on fund raising efforts, increasing brand awareness in all aspects of our business and adding several acquisitions that will significantly increase our size and accelerate the process of generating multiple revenue streams.

RECENT DEVELOPMENTS IN MONKEY ROCK’S DEVELOPMENT

In July 2010 the Company entered into a contract with a concert promoter to sponsor a concert series called Rock N’ Rev from August 9-13, 2010 on the Company’s property in Sturgis, SD.  These concerts were held during that period with some high profile bands performing including “Guns N Roses” who made their first U.S. appearance in four years at the Rock N’ Rev event. The Company is currently negotiating with this concert promoter to sponsor concerts in other venues around the United States. The Company is hopeful that this partnership could increase the visibility of the “Monkey Rock” brand name and generate profits. However, there can be no assurance that future concert venues can be obtained, and if they do occur, will generate profits for the Company

RESULTS OF OPERATIONS

The Company was formed on June 5, 2009, therefore, the comparative totals for the period ended June 30, 2010 for comparison purposes will include approximately one month of operations from June 5, 2009 (Inception) to June 30, 2009.

Three Months Ended June 30, 2010 Compared to the Period from June 5, 2009 (Inception) to June 30, 2009

Revenues for the three months ended June 30, 2010 were $245 compared to $0 for the one month period ended June 30, 2010. The Company began generating revenues for 2010 in the third quarter of 2010 due to its participation in the Sturgis Motorcycle Rally.  In August 2009, the Company generated $387,524 in revenue at the 2009 Sturgis Motorcycle Rally. This was the only revenue generating event for the Company in 2009. As a result of its partnership with a concert promoter for the 2010 Sturgis event, which was completed on August 15, 2010, revenues generated by the Company are currently indeterminable due to a contractual revenue sharing and expense sharing agreement which has not yet been reconciled and agreed to by both parties.

General and administrative expenses for the three month period ended June 30, 2010 amounted to $145,261. These expenses were comprised primarily of  interest expense of $15,182 on related party loans necessary to fund Company expenses, rent expense of $46,250 on the Company’s facilities at Sturgis, SD, $46,278 of professional fees necessary to operate as a public company (of which $15,125 was paid in common stock) and other miscellaneous expenses. In 2009, comparable expenses for interest, rent and professional fees were $0, $0, and $1,300, respectively.

Six Months Ended June 30, 2010 Compared to the Period from June 5, 2009 (Inception) to June 30, 2009

Revenues for the six months ended June 30, 2010 were $475 compared to $0 for the period from June 5, 2009 (Inception) to June 30, 2009.

General and administrative expenses for the period ended June 30, 2010 amounted to $318,973. These expenses were comprised primarily of accrued interest of $37,896 on related party loans necessary to fund Company expenses and to acquire the liquor license in Meade County, South Dakota, rent expense of $92,500 on the Company’s facilities at Sturgis, $120,050 of professional fees necessary to operate as a public company (of which $15,125 was paid in common stock) and other miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit Our principal sources of liquidity consist of cash and cash equivalents. We plan to initially fund our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been and will be for the further development and expansion of our Monkey Rock USA™ brand, for capital expenditures and general corporate expenses.

As reflected in the accompanying financial statements, the Company had a net loss of $314,029 and net cash used in operations of $190,899, respectively, for the six months ended June 30, 2010.  The Company also has a working capital deficit of $1,038,949 and stockholders’ deficit of 584,837 at June 30, 2010.

Net cash used in operating activities for the six months ended June 30, 2010 increased to $190,899 compared to $127,687 for the period from June 5, 2009 (Inception) to June 30, 2009. This increase is primarily attributable to an increase in the company’s operating loss from $92,932 in 2009, compared to an operating loss of $314,029 in 2010 partially offset by an increase in accounts payable and accrued interest payable.

In 2009, net cash used in investing activities was $350,368, which consisted of $50,368 to purchase property and equipment and $300,000 to purchase a liquor license in Meade County, South Dakota. No cash has been used in investing activities since the period ended June 30, 2009.

Cash flow provided by financing activities was $178,598 for the six months ended June 30, 2010. Cash flow provided by financing activities for the period from June 5, 2009 (Inception) to June 30, 2009 was $489,517. This decrease is primarily attributable to a decrease in related party loans from $488,517 in 2009 to $65,577 in 2010, partially offset by $150,914 in proceeds from the issuance of common stock in 2010.

As of June 30, 2010, we had cash and cash equivalents of approximately $1,709. The Company’s cash current cash on hand, proceeds of loans from our Chief Executive Officer subsequent to the period ended June 30, 2010, and revenues from the 2010 Sturgis Rally will be not be sufficient to meet our working capital requirements for the next twelve month period.

Going Concern

As a result of our net loss from operations, net cash used in operations, deficit accumulated during the development stage as of June 30, 2010, and since we were inactive prior to our merger with Monkey Rock Group, Inc., in February 2010 our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern, and to pursue an acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on May 5, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, there were no unregistered sales of Equity Securities and Use of Proceeds during the period ended June 30, 2010, that were not disclosed on a Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS.

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

MONKEY ROCK GROUP, INC.

DATED: August 23, 2010	By:	/s/ John Dent
Name: John Dent
Title: Chief Executive Officer