Form 10-Q
period 2010-09-30
MONKEY ROCK GROUP, INC.
filed 2010-11-22
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 22, 2010, there were 16,332,572 shares outstanding of the registrant’s common stock

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited).	1

	Balance Sheets – As of September 30, 2010 (Consolidated) (Unaudited) and November 30, 2009	1

	Statements of Operations – Three Months Ended September 30, 2010 (Consolidated), Three Months Ended September 30, 2009, Nine Months Ended September 30, 2010 (Consolidated), Period from June 5, 2009 (Inception) to September 30, 2009 and One Month Ended December 31, 2009 (Unaudited)	2

	Statements of Cash Flows – September 30, 2010 (Consolidated), Period from June 5, 2009 (Inception) to September 30, 2009 and One Month Ended December 31, 2009 (Unaudited	3

	Notes to Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	18

Item 1A.	Risk Factors.	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3.	Defaults Upon Senior Securities.	18

Item 4.	(Removed and Reserved).	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Monkey Rock Group, Inc. and Subsidiary
Balance Sheets

	September 30, 2010(Consolidated) (Unaudited)	November 30, 2009

Assets

Current Assets
Cash	$51,074	$25,813
Accounts receivable	15,412	-
Inventory	11,723	21,278
Due from licensee	153,062	-
Prepaid expenses	2,627	44,691
Total Current Assets	233,898	91,782

Property & Equipment	155,484	101,819

Liquor License	365,000	365,000

Total Assets	$754,382	$558,601

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$80,235	$74,284
Sales tax payable	20,142	-
Accrued interest payable - related party	69,209	17,110
Accrued interest payable	5,579	1,339
Notes payable - related party	977,949	827,016
Note payable	60,000	50,000
Total Current Liabilities	1,213,114	969,749

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 750,000,000 shares authorized;
15,880,786 and 8,760,472 shares issued and outstanding	1,588	876
Additional paid-in capital	4,184,129	124
Accumulated deficit	(4,644,449)	(412,148)
Total Stockholders' Deficit	(458,732)	(411,148)

Total Liabilities and Stockholders' Deficit	$754,382	$558,601

See accompanying notes to financial statements

Monkey Rock Group, Inc. and Subsidiary
 Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2010 (Consolidated)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010 (Consolidated)	June 5, 2009 (Inception) to September 30, 2009	One Month Ended December 31, 2009

Revenue	$651,075	$387,280	$651,549	$387,280	$1,000

Cost of revenue	148,947	290,609	148,977	290,609	-

Gross Profit	502,128	96,671	502,572	96,671	1,000

Operating Expenses
General and administrative	4,366,832	336,116	4,647,900	429,048	25,785
Total Operating Expenses	4,366,832	336,116	4,647,900	429,048	25,785

Loss from Operations	(3,864,704)	(239,445)	(4,145,328)	(332,377)	(24,785)

Other Income (Expense)
Interest expense	(18,783)	-	(56,689)	-	-
Other expense	(10,000)	-	(10,000)	-	-
Other income	-	-	4,500	-	-
Total Other Income (Expense)	(28,783)	-	(62,189)	-	-

Net Loss	$(3,893,487)	$(239,445)	$(4,207,517)	$(332,377)	$(24,785)

Net loss per common share - basic and diluted	(0.25)	(0.03)	(0.38)	(0.04)	(0.00)

Weighted average number of common shares outstanding
during the period - basic and diluted	15,623,258	8,760,472	11,118,627	8,760,472	8,760,472

See accompanying notes to financial statements

Monkey Rock Group, Inc. and Subsidiary
 Statement of Cash Flows
(Unaudited)

	September 30, 2010 (Consolidated)	June 5, 2009 (Inception) to September 30, 2009		One Month Ended December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,207,517)		$(332,377)	$(24,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,174		3,905	1,858
Shares issued for services rendered	4,034,717		-	-
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Accounts receivable	(15,412)		-	-
Inventory	9,555		(21,278)	-
Prepaid expenses	26,969		(1,525)	15,418
Due from joint venture	(153,062)		-	-
Increase/(Decrease) in:
Accounts payable and accrued liabilities	27,137		170,422	(2,281)
Accrued interest payable - related party	52,099		-	-
Accrued interest payable	4,240		-	-
Net Cash Used In Operating Activities	(202,100)		(180,853)	(9,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(74,697)		(107,639)	-
Purchase of liquor license	-		(300,000)	-
Net Cash Used in Investing Activities	(74,697)		(407,639)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	494,223		591,616	-
Proceeds from notes payable	10,000		-	-
Repayments of notes payable - related party	(341,276)		-	(2,014)
Proceeds from issuance of member units	-		1,000	-
Proceeds from issuance of common stock	150,914		-	-
Net Cash Provided By (Used In) Financing Activities	313,861		592,616	(2,014)

Net Increase (Decrease) in Cash	37,064		4,124	(11,803)

Cash - Beginning of Period	14,010		-	25,813

Cash - End of Period	$51,074		$4,124	$14,010

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$		$-
Interest	$-	$		$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note issued in connection with financing of liquor license purchase	$-		$50,000	$-

See accompanying notes to financial statements

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Year End

ComCam, Inc. (the “Holdings”), was incorporated in the State of Delaware on January 1, 1999.  Monkey Rock USA, LLC (“The Company”), a limited liability company organized in the State of South Dakota on June 5, 2009, acquired the Company in a reverse recapitalization on February 26, 2010 (Note 4). On March 5, 2010, the Company changed its name to Monkey Rock Group, Inc.

The Company is involved in food, beverage and entertainment venues within the motorcycle rally Industry.  The Company’s management is searching to acquire assets at or below market rates and expand through acquisition and organic growth.

The public shell (ComCam) maintained a calendar December 31, year-end, whereas, the private operating company maintained a November 30, year-end.  In connection with the Company’s reverse recapitalization, the Company elected to change its year-end to December 31, as a result, these financial statements present a one-month transition period to align the differences in the year end as well as present the current three and nine month periods as required for quarterly reporting.

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

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

Such estimates for the period ended September 30, 2010 and 2009, and assumptions affect, among others, the following:

•	estimated useful lives for property and equipment; and
•	potential obsolescence and impairment of inventory, property and equipment and liquor license

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

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Revenue is recognized at point of sale, with no further obligation for the following:

•	food and beverage products
•	vendor booth space
•	sponsorships
•	t-shirts

The Company reports revenue net of sales and use taxes collected from customers and are remitted to governmental taxing authorities.

License and Event Agreement

The Company entered into an Agreement for the presentation of  a music festival (“Event”) during the 70th Annual Sturgis Rally 2010 from August 9, 2010 through August 13, 2010.  The Company granted the Licensee the right to present the Event on the Company’s leased property in Sturgis, South Dakota.  The Company also agreed to operate the Event.

The Company has accounted for all transactions associated with the Event and has expensed the licenseesportion of the Event.  The Company has a receivable from the Licensee.  The Company believes the receivable is collectible.

The following is the condensed unaudited summary of the financial results of the Event:

Total revenue from the Event	$451,211
Cost of Sales from the Event	(154,537)
General and administrative expense from the Event	(166,091)
Net loss from the Event	$(130,583)

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months	Three Months	Nine Months	June 5, 2009 Inception to
September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
$ 21,007	$59,749	$30,086	$76,550

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

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

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

Reclassifications

In the current year, the Company separately classified interest expense as an other expense in the Statements of Operations. For comparative purposes, amounts in the prior years have been reclassified to conform to current year presentations.

Note 3 Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss of $4,207,517 and net cash used in operations of $202,100 for the nine months ended September 30, 2010, respectively.  The Company also has a working capital deficit of $979,216 and stockholders’ deficit of $458,732 at September 30, 2010.

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company will likely continue to rely upon related party debt or equity financing in order to ensure the continuing existence of the business.  The Company currently has a due on demand note with its Chief Executive Officer who has verbally agreed not to demand payment until the Company has become self-sustaining.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	seeking additional third party debt and/or equity financing,
•	continue with the implementation of the business plan,
•	generate new sales from additional venues; and
•	allocate sufficient resources to continue with advertising and marketing efforts

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
September 30, 2010
(Unaudited)

Note 5 Debt

(A)	Notes Payable - Related Party

The following schedule is a summary of advances the Company received from and repaid to its Chief Executive Officer during the period from June 5, 2009 (inception) through September 30, 2010.  The balance of the notes during each period end bear interest at 7%, are unsecured and due on demand.

		Outstanding
	Loans	Balance
Loans during period ended June 30, 2009	$488,517	$488,517
Loans during period ended July 31, 2009	167,380	655,897
Repayments during August 31, 2009	(100,298)	555,599
Loans during period ended September 31, 2009	36,017	591,616
Loans during period ended October 31, 2009	16,899	608,515
Loans during period ended November 30, 2009	218,501	827,016
Loans during period ended March 31, 2010	35,500	862,516
Repayments during March 31, 2010	(24,064)	838,452
Loans during period ended June 30, 2010	30,077	868,529
Repayments during June 30, 2010	(15,843)	852,686
Loans during period ended July 31, 2010	200,080	1,052,766
Repayments during July 31, 2010	(2,578)	1,050,188
Loans during period ended August 31, 2010	181,565	1,231,753
Repayments during August 31, 2010	(295,495)	936,258
Loans during period September 30, 2010	47,000	983,258
Repayments during September 30, 2010	(5,310)	977,948
Total outstanding balance - September 30, 2010	-	$977,948

(B)	Convertible Debenture

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

On June 2, 2009, the Company executed a promissory note with the seller of the liquor license for $50,000.  This loan bears interest at 8%, is unsecured and is due September 2, 2010.  In lieu of full payment on September 2, 2010, the Company elected to pay an additional $10,000 inducement fee to extend the due date of the promissory note to September 2, 2011.

Monkey Rock Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 6 Stockholders’ Deficit

On June 30, 2010, the Company issued 27,500 shares of common stock to a consultant, having a fair value of $15,125 ($.55/share), based upon the closing trading price.  At June 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

On July 1, 2010, the Company issued 4,528,250 shares of common stock to the officers of the Company, having a fair value of $2,490,538 ($.55/share), based upon the closing trading price.  At September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

On July 1, 2010, the Company issued 1,952,500 shares of common stock to consultants, having a fair value of $1,073,875 ($.55/share), based upon the closing trading price.  At September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

On July 1, 2010, the Company issued 121,750 shares of common stock to a third party, having a fair value of $66,963 ($.55/share), based upon the closing trading price.  At September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

On August 1, 2010, the Company issued 290,314 shares of common stock to consultants, having a fair value of $293,217 ($1.01/share), based upon the closing trading price.  At September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

On September 16, 2010, the Company issued 100,000 shares of common stock to a consultant, having a fair value of $95,000 ($.95/share), based upon the closing trading price.  At September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

Note 7 Subsequent Events

On September 28, 2010, the Company issued a convertible promissory note with principal of $50,000 maturing on June 30, 2011.  Although the agreement was executed on September 28, 2010, the terms of the agreement will not commence until the date funds were received on October 19, 2010.  This note is unsecured and bears interest at 8%.  This note is convertible into shares of the Company’s common stock at a 42% discount of the average of the lowest 3 trading prices (the closing bid price on the Over-the-Counter Bulletin Board or applicable trading market) of the Company’s common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company. The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares common stock required to net-share settle.

On October 15, 2010, the Company issued 350,000 shares of common stock as a direct offering costs in connection with an Equity Credit Agreement, having a fair value of $402,500 ($1.15/share), based upon the closing trading price.

On November 2, 2010, the Company entered into an Equity Credit Agreement with a third party investor (the “Investor”).   Pursuant to the Equity Credit Agreement, the Investor shall commit to purchase up to ten million dollars ($10,000,000) of the Company’s common stock over the course of thirty six (36) months commencing on the date of this agreement.  The Company has agreed to issue and sell to the Investor shares (the “Put Shares”) of its common stock, par value $0.0001 per share.  The put option price is ninety-two percent (92%) of the average of two lowest closing bid price of any two applicable trading days, consecutive and inconsecutive, during the five (5) trading day period commencing the date that a put notice is delivered to the Investor.

On November 4, 2010, the Company issued 100,000 shares of common stock to a third party investor for $21,000 ($.21/share).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Monkey Rock Group, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”), relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Company Overview

We are a United States based retail leisure company positioned to service the greater North American motorcycle rally industry.  Currently, we have assets in real estate and in retail business operations in the short-cycle food, beverage, and entertainment industry.

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

On March 5, 2010, the Company executed a 1-for-85 reverse split. All share and per share amounts have been retroactively restated.

Plan of Operation

We believe we are positioned to become a premier retail leisure based company within the greater North American motorcycle rally industry that offers retail food, beverage, entertainment, and exhibitor services in a variety of events and venues.  The Company, through its Monkey Rock USA™ brand, successfully completed its inaugural event at the Sturgis Motorcycle Rally in August of 2009.

Our goal is to provide an evolved, modern, and environmentally sophisticated customer experience in the retail leisure based market while at the same time delivering unparalleled value to our customers. To do this, we will offer our products and services through our mobile road show, retail operations, our website and digital solutions that emphasize a unique, fun and value driven alternative to the more traditional operators in our industry.

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

2.           RETAIL OPERATIONS

The Monkey Rock USA™ will feature a physical location located in Sturgis, SD, the home of the annual Sturgis Motorcycle Rally (“Sturgis”). Sturgis is the largest such rally in the world and will include a combination of bars, restaurants, nightclubs, live entertainment offerings, retail stores, vendor space, and services, or any combination thereof. In 2009, the Company participated in the Sturgis event and generated approximately $387,000 in revenue.

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

Recent Developments

In August 2, 2010, the Company entered into a contract with a concert promoter to sponsor a concert series called Rock N’ Rev from August 9-13, 2010 on the Company’s property in Sturgis, SD.  These concerts were held during that period with some high profile bands performing including “Guns N Roses” who made their first U.S. appearance in four years at the Rock N’ Rev event. The Company is currently negotiating with concert promoters to sponsor concerts in other venues around the United States. The Company is hopeful that these potential partnerships could increase the visibility of the “Monkey Rock” brand name and generate profits. However, there can be no assurance that future concert venues can be obtained, and if they do occur, will generate profits for the Company.

Results of Operations

Three Months Ended September 30, 2010 (Consolidated) Compared to the Three Months Ended September 30, 2009

Revenues and gross profit for the three months ended September 30, 2010 were $651,075 and $502,128 compared to $387,280 and $96,671 for the three months ended September 30, 2009. The Company began generating revenues in the third quarter of 2009 due to its participation in the Sturgis Motorcycle Rally.  The Company experienced an increase in revenue and gross profit primarily attributable to further branding and awareness of the Company and Rock N’ Rev event during the three months ended September 30, 2010 as compared to a similar event in the corresponding three months ended September 30, 2009.  For both the three months ended September 30, 2010 and 2009, substantially all of the Company’s revenues were earned during the August Sturgis, South Dakota bike rally.

General and administrative expenses for the three month period ended September 30, 2010 amounted to $4,366,832 as compared to $336,116 for the corresponding three months ended September 30, 2009. The increase is primarily attributable to an increase in stock based compensation of $4,019,592.

Nine Months Ended September 30, 2010 (Consolidated) Compared to the Period from June 5, 2009 (Inception) to September 30, 2009

Revenues and gross profit for the nine months ended September 30, 2010 were $651,549 and $502,572 compared to $387,280 and $96,671 for the period from June 5, 2009 (Inception) to September 30, 2009. The Company began generating revenues in the third quarter of 2009 due to its participation in the Sturgis Motorcycle Rally.  The Company experienced an increase in revenue and gross profit primarily attributable to further branding and awareness of the Company and Rock N’ Rev event during the nine months ended September 30, 2010 as compared to a similar event in the period from June 5, 2009 (Inception) to September 30, 2009. For both the nine months ended September 30 2010 and 2009, substantially all of the Company’s revenues were earned during the August Sturgis, South Dakota bike rally

General and administrative expenses for the nine month period ended September 30, 2010 amounted to $4,647,900 as compared to $429,048 for the  period from June 5, 2009 (Inception) to September 30, 2009. The increase is primarily attributable to an increase in stock based compensation of $4,034,717.

Liquidity and Capital Resources

The Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficit. Our principal sources of liquidity consist of cash and cash equivalents. We plan to initially fund our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been and will be for the further development and expansion of our Monkey Rock USA™ brand, for capital expenditures and general corporate expenses.

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $4,207,517 and net cash used in operations of $202,100, respectively, for the nine months ended September 30, 2010.  The Company also has a working capital deficit of $979,216 and stockholders’ deficit of $458,732 for the nine months ended September 30, 2010.

Net cash used in operating activities for the nine months ended September 30, 2010 increased to $202,100 compared to $180,853 for the period from Inception to September 30, 2009. This increase is primarily attributable to further developing the Monkey Rock brand.

Net cash used in investing activities for the nine months ended September 30, 2010 was $74,697, which consisted of $74,697 to purchase staging, seating and equipment, compared to $407,639 for the period from Inception to September 30, 2009.

Cash flow provided by financing activities was $313,861 for the nine months ended September 30, 2010. Cash flow provided by financing activities for the period from Inception to September 30, 2009 was $592,616. This decease is primarily attributable to repayments of notes to related parties during the nine months ended September 30, 2010 in the amount of $341,276.

As of September 30, 2010, we had cash and cash equivalents of approximately $51,000. The Company’s cash current cash on hand, proceeds of loans from our Chief Executive Officer subsequent to the period ended September 30, 2010, and revenues from the 2010 Sturgis Rally will be not be sufficient to meet our working capital requirements for the next twelve month period.

Going Concern

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of September 30, 2010, and since we were inactive prior to our merger with the Company in February 2010, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern, and to pursue an acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

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

Critical Accounting Policies and Estimates

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

Such estimates for the period ended September 30, 2010 and 2009, and assumptions affect, among others, the following:

•	estimated useful lives for property and equipment; and
•	potential obsolescence and impairment of inventory, property and equipment and liquor license

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

•	food and beverage products
•	vendor booth space
•	sponsorships
•	t-shirts

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

Item 4. Controls and Procedures.

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended September 30, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

1.
During the most recent Sturgis, South Dakota Event, the Company’s Chief Executive Officer utilized a personal bank account to manage part of the operation.  Collections and bill payments were deposited and transacted out of this account for part of the operation.  The significant deficiency has been acknowledger and the Company is implementing proper controls and procedures to mitigate the risk that such occurrence will occur in the future.

2.	We are currently in the process of formally documenting internal controls. This process is expected to be complete on or before December 31, 2010.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K;

2.	enhance management oversight of accounting and reporting functions in the future.

3.	access and evaluate our internal control environment, and implement and proceed with formally documenting our controls.

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

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period ended September 30, 2010, that were not disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of John Dent, Principal Executive Officer of the Company.

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of John Dent, Principal Accounting Officer of the Company.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of John Dent, Principal Executive Officer of the Company.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of John Dent, Principal Accounting Officer of the Company.

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONKEY ROCK GROUP, INC.

Dated: November 22, 2010	By:	/s/ John Dent
Name: John Dent
Title: Chief Executive Officer