Form 10-Q/A
period 2010-09-30
MONKEY ROCK GROUP, INC.
filed 2011-01-24
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

As of  January 24, 2011 , there were  16,432,582  shares outstanding of the registrant’s common stock

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

The following is the condensed unaudited summary of the financial results of the Event:

Total revenue from the Event	$451,211
Cost of s ales from the Event	(154,537)
General and administrative expense from the Event	(166,091)
Net income from the Event	$130,583

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred as follows:

Three Months	Three Months	Nine Months	June 5, 2009 Inception to
September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
$ 21,007	$59,749	$30,086	$76,550

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

Cash flow provided by financing activities was $313,861 for the nine months ended September 30, 2010. Cash flow provided by financing activities for the period from Inception to September 30, 2009 was $592,616. This dec r ease is primarily attributable to repayments of notes to related parties during the nine months ended September 30, 2010 in the amount of $341,276.

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

MONKEY ROCK GROUP, INC.

Dated: January 24, 2011	By:	/s/ John Dent
Name: John Dent
Title: Chief Executive Officer