Form 10-K
period 2010-12-31
MONKEY ROCK GROUP, INC.
filed 2012-01-19
CIK 1057327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-15165

MONKEY ROCK GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware	98-0208402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

291 S. Main Street J.
Yuma, Arizona 85364	85364
(Address of principal executive offices)	(Zip Code)

(928) 304-8817
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on January 3, 2012, was $.75.  As of January 3, 2012, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 153,205,920.

DOCUMENTS INCORPORATED BY REFERENCE

None

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

PART I

Item 1.  Business.

Corporate History

The Company was incorporated as “Innovin Development Corporation” on December 18, 1997, in the State of Delaware. On March 5, 1998, we changed our name to “Anglo-Sierra Resources Corp.” and on March 15, 1999, to “Bullet Environmental Technologies, Inc.,” to reflect a focus on divergent business operations. We changed our name to “ComCam, Inc.” on June 3, 2002, as the result of our acquisition of ComCam International.

On January 10, 2005, the Company elected to be regulated as a Business Development Company (“BDC”) as outlined in the Investment Company Act of 1940 by filing a Form NT-54A with the U.S. Securities and Exchange Commission (“Commission”). On December 28, 2006, the holders of a majority of the outstanding shares of our common stock entitled to vote executed a written consent that approved the withdrawal of our BDC election. On March 9, 2007, we filed a notice of our withdrawal on Form NT-54C with the Commission.

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

On September 8, 2011 we acquired 100% of the common and preferred shares of Nissi Mining
Group, Inc., a Hawaiian corporation whose operations are headquarters in Arizona.

The Company’s principal place of business is located at 291 S. Main Street J., Yuma, Arizona 85364.

Our registered statutory office is located at the State Street Corporate LLC. 838 Walker Road Suite 22-1, Dover, Delaware 19904.

Changes of Control

(1)	Monkey Rock Group

On January 6, 2010, John Dent (“Dent”) acquired the majority of the issued and outstanding common stock of ComCam, Inc., a Delaware corporation (the “Company”), in accordance with a stock purchase agreement (the “Stock Purchase Agreement”) by and among Dent, Don Gilbreath (the “Principal”) and the Company. On the Closing Date, pursuant to the terms of the Stock Purchase Agreement, Dent purchased from the Company 50,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Acquired Shares”) for a total purchase price of Two Hundred Thousand Dollars ($200,000). The Acquired Shares represented approximately 55.56% of the Company’s issued and outstanding common stock upon closing of the Stock Purchase Agreement.

At the Closing, Dent was appointed as the Company’s President, Chief Executive Officer, and Director and immediately thereafter Don Gilbreath resigned as the Company’s President and Chief Executive Officer. Mr. Gilbreath also resigned as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer as of the 11th day following the filing of a Form 14f-1 with the Securities & Exchange Commission (“SEC”).

Share Exchange Agreement

On February 26, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Monkey Rock USA, LLC, a South Dakota limited liability company (“Monkey Rock”) and the unitholders of Monkey Rock.  The closing of the transaction took place on February 26, 2010. Pursuant to the Share Exchange Agreement, the unitholders of Monkey Rock exchanged 1000 membership units of Monkey Rock, representing 100% of the issued and outstanding membership units of Monkey Rock, for 654,650,000 newly issued shares of the Company’s common stock, par value $0.0001 per share, representing approximately 88% of the Company’s then issued and outstanding common stock. Concurrently, Mr. Matthew Dent was appointed as a member of the Company’s board of directors.

(2)
Nissi Group Incorporated.  Pursuant to a Share Purchase Agreement dated as of June 23, 2011 (the "Agreement"), Monkey Rock Group, Inc., a Delaware corporation (the "Registrant") and Nissi Group Incorporated, a Hawaiian corporation ("Nissi Group"), Nissi Group became a wholly owned subsidiary of Monkey Rock. The Agreement, as amended, is attached as Exhibit 10.3 hereto. The Agreement was adopted by the unanimous consent of the Board of Directors and by written approval of a majority of the issued and outstanding shares of the Registrant and by the board of directors of Nissi Group.

(3)
The Agreement provided that Monkey Rock issue a total of 90,000,000 shares of common stock to the shareholders of Nissi Group in exchange for all of the issued and outstanding shares of the Nissi.   Following the Closing of the Agreement, Monkey Rock, as the successor reporting company, had a total of 107,806,248 shares issued and outstanding.  Mr. Dextrer Aspacio, the President and CEO of Nissi was elected to the Company’s board of directors.  Immediately thereafter, the Board accepted the resignation of John Dent as President and appointed Dexter Aspacio to that position.  Immediately thereafter, Matthew Dent and John Dent tendered their resignations as to all remaining positions held with the Company.

(4)
Prior to the closing, the Company transfered all of the current assets and liabilities of the South Dakota operations of the Company to Monkey Rock USA, LLC, a wholly-owned subsidiary of the Company (“Monkey Sub”). As provided in the Share Purchase Agreement, Monkey Sub will be managed by John Anthony Dent, the former CEO of the Issuer, until such time as it is sold to John and Matthew Dent, which sale shall take place as soon as practicable.

(5)
In addition, Monkey Rock was required to create a class of its Preferred Stock, known as Series A consisting of 5,000,000 authorized shares, each having voting rights equal to 1000 votes for each share of Preferred held, and are authorized to vote as common shareholders on any manner before the stockholders. They are to be convertible after six (6) months on a 10 to 1 ratio. Pursuant to the Agreement, these 5,000,000 shares of the Series A Preferred are to be issued to Dexter Aspacio after the closing as part of his executive compensation.  The Company has not yet created or issued the Preferred Series A.

In conjunction with the change of control related to the Nissi Group, the Company changed its focus from retail provider of food, beverage, entertainment and exhibitor services to the general public to the operation of the Los Flores Mine located in Yuma, AZ, which was being operated by Nissi prior to the closing.

The Los Flores Mine consists of 7 claims, registered with the Bureau of Land Management, and is located 15 miles northeast of the city of Yuma, Arizona. The claims are located in the following coordinates Township 7 South and Range 21 & 22 West. The company has filed a notice of operations with the Bureau of Land Management to commence operations and has posted the required bonds and obtained approval of its notice filed to commence in accordance with 43 CFR 3809. The Company’s plans require the Company obtain sufficient funding to purchase equipment prior to commencing mining operations on this site. Access to the property is via well-maintained asphalt and dirt roads from Arizona State Highway 95, northeast of the town of Yuma. The Los Flores Mine is owned by the Bureau of Land Management (BLM). Nissi has clear title to all mineral rights of the Los Flores Mine claims and is current with all annual filings, fees and remains in compliance and good standing with the Bureau of Land Management (BLM) with a cash bond and notice for exploration, processing, milling and recovery to begin production. There are no liens or encumbrances on the title or mineral rights to date.

The company currently has a proposal to acquire an additional 21 mine claims known as the Tuttle Mine. With the completion of the acquisition of the adjacent Tuttle Mine, we would add an additional 21 claims, bringing the project to a total of 28 placer mining claims or 560 acres. And has several other mining contracts, negotiations and acquisitions for which the company is currently seeking funding.

In addition, the Company plans to be a local service provider of cost-effective mining solutions for the small and large mine owner’s by providing the most advanced technology, proprietary mining techniques, services and support in contract milling, processing and recovery of precious metals from lode ore and placer deposits. Management believes that this could present a very lucrative opportunity in the current market, by saving mine owners millions in startup capital and costs of constructing and operating on-site mills. The company plans to service prominent as well as emerging mining projects, developments and organizations in the mining industry. To date, the company has focused primarily on the research, design, development, and mining production of the following metals: gold, platinum, silver and copper utilizing varies testing methods and locating state of the art equipment for maximum efficiency.

Competition

Management has been unable to find any direct competition that would impact the company’s planned mining at the Los Flores mine and its proposed contract milling operations. Theoretically the company could face competition from other sellers of gold that is processed from the mine, however, the Company does not anticipate any effect on its operations in that regard, as unprecedented U.S. trade deficits, record energy prices, the devaluation of the U.S. dollar, and growing anticipation of inflationary pressures have contributed to a new public interest in gold and other precious metals.

Our Facilities

After the closing of the Nissi Share Exchange and change of management, the Company has elected to maintain its corporate headquarters at Nissi’s headquarters, located at 291 S. Main Street, Suite J., Yuma, AZ 85364. The Company also has its mining operations located at the Los Flores Mine which is located 15 miles northeast of the city of Yuma, Arizona.

Dependence on Major Customers

The Company does not currently depend on any major customers.

General Development of Company’s Business

Concurrent with the Share Exchange Agreement with Monkey Rock Group, Inc., the business of Comcam Inc. changed and the Company began operating as the Monkey Rock Group, Inc., headquartered in Sturgis, SD, specializing in leisure related businesses and real estate interests. Monkey Rock USA, LLC was incorporated in the State of South Dakota on April 30, 2009.  Monkey Rock USA, LLC (hereinafter, “Monkey Rock”) was formed as a retail leisure based company that was initially designed to operate within the greater North American motorcycle rally industry and expanding into gaming, hotels and resorts. Operating as an event company that caters to those attending as consumers and leisure seekers, Monkey Rock was founded as a result of an obvious and notable gap in this short cycle events industry where, nationwide, large volumes of consumers attend these commercial entertainment based events.

The Company’s core asset was the Monkey Rock USA™ brand that operated a retail food, beverage, and entertainment and exhibitor services concept in Sturgis, SD.  Pursuant to the Share Exchange Agreement with Nissi, Monkey Rock USA and their business operations will be spun off to the Subsidiary, Monkey Rock Group, LLC.

Concurrent with the Share Exchange Agreement with Nissi Group Incorporated, the business of Monkey Rock Group changed and the Company focused its operations on the Utah mining enterprise, previously run by Nissi Group.

The Business, its Management Team and Ownership

For the period covered by this Report, the Company was operated by Monkey Rock’s founder and Chief Executive Officer, John Dent, who launched the Monkey Rock Brand, and successfully started several companies from scratch spanning a variety of different industries over several decades including real estate development and construction, healthcare, motorcycle breaking/parting, motorcycle racing and freight transport.

Products and Services

Prior to the Nissi closing, and during the period covered by this Report, Monkey Rock was a retail provider of food, beverage, entertainment and exhibitor services to the general public. Monkey Rock provided a unique blend of general and VIP food and beverage services in an upscale commercial leisure environment by employing an eclectic blend of different entertainment varieties. Monkey Rock’s entertainment platform was comprised largely of skilled, attractive and talented female entertainers as well as live music and modern circus type acts as part of its entertainment offering.

Revenue Streams – Current and Future

During the period covered by this report, and through the Nissi closing, the Company generated its core income through the sale of food and beverage products, vendor/exhibitor space and branded merchandise sales. Nissi’s operations are still in the development stage and the mine is not projected to generate any revenue for 3-6 (three to six) months, while funds are raised and equipment is purchased, such that mining operations can begin.

Markets

Mined on every continent except Antarctica, gold is used for a wide variety of applications ranging from jewelry and the arts to dentistry, electronics, and diverse industrial applications. In 2001 U.S. gold mine production was valued at approximately $2.9 billion. Of that, jewelry and other art-related pursuits accounted for 89 percent of U.S. gold consumption, dental use for 7 percent, and electronics for 4 percent, according to statistics from the U.S. Geological Survey. As a precious metal, gold is traditionally used as a backing for paper currency systems and as a hedge against inflation.

Competitive Advantages

The Company does not note any competitive advantages over other mines, but does not believe that impacts its business or operations in any way.

Risks and Challenges

Limited Operating History. Nissi Mining has been in development stage for a number of years, with its time spent acquiring the Los Flores claims and obtaining the approval for notice of operation necessary to commence its proposed milling and operations. Nissi Mining has no operating history upon which an investor may rely. Potential investors should be aware of the difficulties the Company is likely to encounter in view of the fact that it has not yet commenced operations, including, but not limited to, competition and unanticipated costs and expenses. There can be no assurance that the Company will successfully implement its mining operations or other business plans.

We Need Additional Capital To Fund Our Planned Operations. The Company does not have cash reserves necessary to meet its operational requirements and will be dependent upon the sale of its common stock and or other financing to commence operations. We expect to fund our general operations and marketing activities for the next twelve months with funding provided or arranged for us by our officers or affiliates. However, unexpected expenses or increases in costs may arise. There is no assurance we can raise the capital we needed. If additional funds are required we may be required to sell our securities or seek debt financing, but there can be no assurance that such financing will be at terms satisfactory to us. The Company currently has no commitment for financing.

Ability To Purchase Equipment And Hire Needed Labor May Negatively Impact Our Margins. The business in which we operate relies upon our ability to purchase heavy machinery and hire needed labor, and relies on the ability to obtain the funds to acquire the proper equipment and negotiate cost savings on these major purchases. If we are unable to obtain the necessary funding to purchase the equipment and hire the employees we need, our financial condition and business prospects will suffer.

Price of Gold. Gold is a commodity whose price fluctuates greatly from time to time, thus affecting the Company’s ability to accurately project income.

Un-mined Claims. The Company is relying on the GEO Report completed by Mr. Craig L. Parkinson of West Coast Environmental & Engineering in preparing its business plan and financial projections, however, to date the Company has not begun mining operations and has only the valuation report independently completed by Mr. Craig L. Parkinson a licensed geologist which indicates of the value of the claims. There is no guarantee that the Company will be able to obtain the values indicated by the Geologist’s Report.

State of Technology. Production and processing technology is subject to significant change. There can be no assurance that innovations in the industry, including, but not limited to, the development of new technologies, will not render the Company’s proposed methods or equipment less efficient and/or have a material adverse effect upon the business of the Company.

Environmental Concerns And Regulations May Impact Our Business. Mining operations are subject to various laws, regulations and judicial and administrative orders concerning protection of the environment and human health. Our mining operations may also be impacted by environmental laws and regulations that are to date unknown. We cannot assure you that environmental regulations may not be adopted that impact our procedures or potentially increase liability to limit environmental damages. If such regulations are adopted, they would also apply to others in our industry, but we cannot determine whether we will be readily able to comply with new but unanticipated regulations of the U.S. Environmental Protection Agency, Bureau of Land Management and by similar state and federal agencies. In the event that claims are asserted against us for environmental damages, whether or not we are found to be liable, we could be materially adversely affected because of the costs associated with defending against any environmental claims.

Web Site

Nissi operates a website and domain at http://www.nissimining.com and http://www.nissiminingco.com

The Future

Nissi Mining Company’s Objectives is to evolve into a sizable independent producer of gold and other precious metals.  It is our plan to further this objective by 1) Entering into contract negotiations for the acquisition of the adjacent Tuttle Mine, including all needed infrastructure; 2) continuing to pursue several other mining acquisition possibilities as they present themselves; 3) locate and lease a facility, acquire all needed milling, processing and recovery equipment, construct a milling, processing, and recovery plant which will process ores produced from our mines and also offer contract milling, processing and recovery of precious metals to service a (5) year service agreement with another operator; 4) begin mining the existing mineable resources of the Los Flores Mine.

Employees

The Company is a development stage company and currently has one (1) employee.  Dexter Aspacio, our executive officer and Chairman, currently manages the Company. The Company looks to Mr. Aspacio for his entrepreneurial expertise in the mining industry. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

During the period covered by this report, Monkey Rock, through its then subsidiary Monkey Rock USA, LLC  leased office and entertainment space in Sturgis, SD, the location of the world’s largest motorcycle rally. This lease was not assumed by the parent company after the Nissi acquisition.

Effective as of June 23, 2011, the Company maintains its headquarters at 291 S. Main St, suite J, Yuma, AZ 85364, which is leased by Nissi Group Inc. d/b/a Nissi Mining Co., and for which the Company pays $978.00 per month.  The Company has a written lease for a term of (2) two years with renewal options.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is listed on the OTC Pink Sheet market and trades under the symbol MKRO.PK.

The following table sets forth the range of the high and low bid quotations of the Common Stock for the past year in the over-the-counter market, as reported by the OTC Bulletin Board and in the Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:
	High	Low
2010
March 31	$12.32	$0.51
June 30	$3.85	$0.02
September 30	$1.99	$0.01
December 31	$1.5	$0.11

As of December 31, 2010, the Company had 86 stockholders of record.

2011
March 31	$1.06	$1.06
June 30	$.12	$.12
September 30	$.50	$.50
December 31	$.08	$.08

As of January 3, 2012, the Company had 56 stockholders of record.

Recent Issuances Involving Unregistered Securities

During 2010, we issued 100,000 shares of common stock in a debt conversion under Rule 144.

During June 2010, we issued 6,890,314 shares of common stock in exchange for services rendered.

In December 2010, we issued 100,000 shares of common stock for cash at a purchase price of $0.21 per share pursuant to Regulation  rule 144

In March, 2011, we issued 925,000 of common stock to certain consultants in exchange for services rendered.

In June, 2011, we issued 40,100,000 of common stock to consultants for services rendered.

In August, 2011, we issued 850,000 shares of common stock in a debt conversion under Rule 144.

In September, 2011, we issued 90,000,000 shares in exchange for all of the common and preferred stock of the Nissi Group, Inc.

In December, 2011, we issued 5,000,000 share of common stock to a consultant for services rendered.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10-K and other reports filed by Monkey Rock Group, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

Our goal is to raise sufficient capital financing to allow for the acquisition of the necessary mining equipment and to hire and/or contract for the necessary logistics, lease a facility to assemble a milling, processing and recovery plant to begin mining the Los Flores mine.  Furthermore, we hope to acquire the Tuttle mining site in the coming year.

All of the above activities will be supported by our management team. In addition, we need to significantly expand our management team as well as add additional employees in order to fully execute our business plan. We are actively working on this process, as well as attempting to raise sufficient capital to support current operations and to fund our mining efforts. To date, all of the funding for Company’s operations has been provided through the sale of the Company’s common stock and through advances from related parties. There can be no assurance that these sources will continue providing funding for the Company.

Our plan of action over the next twelve months is to focus on fund raising efforts, to enable the company to acquire the necessary equipment to begin mining operations at Los Flores mining site, to enter into a formal purchase contract to acquire the Tuttle Mine as well as enter into mining contract negotiations and acquisitions to begin processing for other mining interests.

Recent Developments

As of as of January 1, 2012 the company has no current mining operations.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues and gross profit for the year ended December 31, 2010 were $650,278 and $506,596, compared to $386.294 and $90,686 for the year ended December 31, 2009.  The Company began generating revenues in the third quarter of 2009 due to its participation in the Sturgis Motorcycle Rally.  The Company’s increase in revenue and gross profit during the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily attributable to further branding and awareness of the Company and Rock N’ Rev event.  For both the year ended December 31, 2010 and 2009, substantially all of the Company’s revenues were earned from the sale of beverages during the August Sturgis, South Dakota bike rally. Remaining revenues were generated from short term vendor sales on site during the Sturgis event and from the sale of merchandise bearing the Monkey Rock logo.

General and administrative expenses for the year ended December 31, 2010 amounted to $877,748, as compared to $518,497 for the year ended December 31, 2009.  The increase is primarily attributable to an increase in stock based compensation of $4,065,243.  We incurred substantial expenses during the event at Sturgis. These include short term staffing, COGS, security and increased administrative costs.

Liquidity and Capital Resources

The Company has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.  Our principal sources of liquidity consists of cash and cash equivalents.  We plan to fund our mining operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors.  Our principal use of funds will be for the acquisition of equipment and acquiring the Tuttle mining rights, if possible.

As reflected in the accompanying audited financial statements, the Company had a net loss of $5,113,330 and net cash used in operations of $303,206, respectively, for the year ended December 31, 2010.  The Company also has a working capital deficit of $1,444,816 and stockholders’ deficit of $5,564,125 for the year ended December 31, 2010.

Net cash used in operating activities for the year ended December 31, 2010, was $303,206 compared to net cash used in operating activities of $389,627 for the period from Inception to December 31, 2009. This decrease in cash used in operating activities is primarily attributable to extremely high initial costs developing the Monkey Rock brand.

Net cash used in investing activities for the year ended December 31, 2010 was $0, compared to $ $424,379 for the period of Inception to December 31, 2009 which was comprised of staging, seating and equipment and the liquor, all of which was fully impaired as of December 31, 2010.

Cash flow provided by financing activities was $289,196 for the year ended December 31, 2010.  Cash flow provided by financing activities for the period from Inception to December 31, 2009, was $828,016.  This decrease is partially attributable to repayments of notes to related parties during the year ended December 31, 2010, in the amount of $357,244 as well as a decrease in the amounts of borrowings from related parties of $501,874 and the repayment of a separate note payable in the amount of $50,100.

As of December 31, 2010, we had cash and cash equivalents of approximately $0.  The Company’s current cash on hand, proceeds of loans from our Chief Executive Officer subsequent to the period ended December 31, 2010, and revenues from the 2010 Sturgis Rally were not sufficient to meet the Company’s 2011 working capital requirements and the Company’s current cash on hand and projected revenues are not sufficient to meet the Company’s stated needs for the 2012 calendar year.

Going Concern

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of December 31, 2010, our ability to continue as a going concern is in substantial doubt.  Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary.  Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern, and to pursue an acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

Working Capital Needed for next 12 months

We anticipate we will require approximately $5,500,000 to fulfill our general corporate expenses for the 2012 fiscal year. These costs are based on management’s budgeted needs for mining acquisitions, operations and equipment needed for said calendar year. We plan to address these costs by raising capital through the sale of the company’s securities or entering into other financing arrangements.

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

Such estimates for the year ended December 31, 2010 and 2009, and assumptions affect, among others, the following:

•	estimated useful lives for property and equipment; and

•	potential obsolescence and impairment of inventory, property and equipment and liquor license.

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

Revenue Recognition

The Company followed the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  Revenue is recognized at point of sale, with no further obligation for the following:

•	food and beverage products;

•	vender booth space;

•	sponsorships; and

•	t-shirts.

The Company reported revenue net of sales and use taxes collected from customers and are remitted to governmental taxing authorities.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The reports of PSH on the Company's financial statements as of and for the years ended December 31, 2008 and December 31, 2007, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended December 31, 2008 and December 31, 2007 and the subsequent period through April 26, 2010, there were no (i) disagreements with PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PSH's satisfaction, would have caused PSH to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) "reportable events" as defined in Item
304(a)(1)(v) of Regulation S-K.

(a) Dismissal of independent registered public accounting firm

On April 28, 2010, the Company's board of directors dismissed Pritchett Siler & Hardy, P.C., Salt Lake City, Utah ("PSH") as the Company's independent registered public accounting firm.

(b) Engagement of independent registered public accounting firm

On April 28, 2010, the Company's board of directors engaged Berman & Company, P.A. Certified Public Accountants, Boca Raton Florida ("Berman"), as the Company's new independent registered public accounting firm.

The reports of Berman on the Company's financial statements as of and for the years ended December 31, 2009 and December 31, 2010, contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle.

During the fiscal years ended December 31, 2009 and December 31, 2010 and the subsequent period through May 20, 2011, there were no (i) disagreements with Berman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Berman's satisfaction, would have caused  Berman to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 20, 2011, the Company's board of directors dismissed Berman & Company, P.A. Certified Public Accountants, Boca Raton Florida ("Berman"), as the Company's independent registered public accounting firm.

On May 20, 2011, the Company's board of directors engaged Sadler, Gibb & Associates, P.A. Certified Public Accountants, Farmington, UT ("Sadler"), as the Company's new independent registered public accounting firm.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate controls over financial reporting. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2010.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of December 31, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2010 and serving until September 8, 2011.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

John Dent	59	Chief Executive Officer, Director

Matt Dent	37	Director

John Dent, age 59, Chief Executive Officer, Director (serving until September 8, 2011).

Mr. Dent is Monkey Rock Group’s Founder, financier and current CEO since the Company’s inception in 2009. He has acted as CEO of Monkey Rock Group Inc since January 2010.  He is a proven and recognizable international entrepreneur who, prior to launching the Monkey Rock USATM brand, has successfully started  and grown several profitable companies over a 30 year career spanning a variety of different industries including real estate development and construction, healthcare, motorcycle sales and dismantling, motorcycle racing, and freight transport.  Since 2004, Mr. Dent has been an active investor in the Jumeriah Private Island in Phuket, and is also the owner of The Mansions, a real estate development in Costa Rica.  From 1994 to 2004, he started and operated Truecare Group, a specialist residential healthcare, for people with learning disabilities and mental health issues. In 2004, he oversaw the sale of the company to a venture capitalist group. From 1984 to1999, Mr. Dent was the proprietor of real estate construction companies, and acquired a large real estate portfolio.

Matt Dent, age 37, Director (serving until September 8, 2011).

Matt Dent joined the Monkey Rock Group’s management team in 2010 and has a served as a director since that time.  From 2006 until 2010, Mr. Dent has worked with his father, John Dent, on various real estate projects, including the Jumeriah Private Island in Phuket and The Mansions in Costa Rica. From 2006 until 2008, Mr. Dent operated several Verano S.L. Mens designer clothes shops in Spain.  From 2004 until 2006, Mr. Dent operated Hasbrouck Property Developers, a real estate refurbishment company in the United Kingdom. From 1994 to 2004, Mr. Dent was operations director at Truecare Group, a specialist healthcare business, where he was responsible for overseeing the refurbishment of new homes for the business and all contractual matters for the residents.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of December 31, 2011.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of September 8, 2011.

Name	Age	Position

Dexter Aspacio	36	Chief Executive Officer, Director

Mr. Dexter Aspacio, 36, Current President & CEO

Mr. Aspacio has been an entrepreneur for over 10 years, having been involved in many diverse industries.

Mr. Aspacio registered Nissi Group, Inc. in Arizona as a foreign corporation operating under the name Nissi Mining Co. To date, he has led the company’s efforts to acquire the Los Flores Claims and obtain an approved notice of operations in accordance with 43 CFR 3089. He has conducted and completed several testing and engineering reports as well as obtaining an independent geological and evaluation report. He received a Part 48 certificate of completion for miners training by the ASMI office. In conjunction with MSHA, he completed and met all requirements for the following certifications: Hazard Recognition, Statutory Rights of Miners, Self Rescue and Respiratory Devices, Transport and Communication Systems, Ground Control and Ventilation, Mandatory Health and Safety Standards, Authority and Responsibility of Supervisors & Miners Representatives, Health, Electrical Hazards, First Aid /BBP and CPR, Explosives, and Prevention of Accident.

Audit Committee Financial Expert

Our Board currently acts as our audit committee. We currently do not have a member who qualifies as an “audit committee financial expert,” as defined in Item 401(e) of Regulation S-K and is “independent,” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our Board is in the process of searching for a suitable candidate for this position.

Employment Agreements

We do not have employment agreement with any of our executive officers and directors.

Family Relationships

During the period covered by this report, there was a family relationship among board members, in that John Dent, the Chief Executive Officer and Director, is the father of Matt Dent, a member of the Board of Directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining that person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with our Company or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 16(a) Beneficial Ownership Reporting Compliance.

Dexter Aspacio, Director failed to file a Form 3 upon his acquisition of 32,000,000 shares of common stock in connection with the Stock Purchase Agreement dated June 23, 2011. The Form 3 was filed on January 13 2012.

James O. and Christina J. Scott, failed to file a Form 3 upon their acquisition of 25,490,000 shares of common stock in connection with the Stock Purchase Agreement dated June 23, 2011. The Form 3 was filed on January 16, 2012

Item 11.  Executive Compensation.

The following table provides summary information for the years ended 2010, 2009, and 2008 and concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Totals ($)

Dexter Aspacio	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chairman, CEO

Don Gilbreath	2008	0	0	0	0	0	0	0
Former Chief Executive Officer,	2009	0	0	0	0	0	0	0
Chief Financial Officer, Director (1)	2010	0	0	0	0	0	0	0

John Dent	2010	0	0	3,055,000	0	0	0	0
Chairman, Chief Executive Officer,
Chief Financial Officer (2)

Matt Dent	2010	15,000	0	973,250	0	0	0	15,000
Director (3)

Chris Edwards	2010	15,000	0	500,000	0	0	0	15,000
Former Chief Operating Officer (4)

(1)	Don Gilbreath resigned from his respective offices and directorship of the Company, effective January 6, 2010.
(2)	John Dent resigned from his respective offices and directorship of the Company, effective September 8, 2011.
(3)	Matt Dent resigned from his respective offices and directorship of the Company, effective September 8, 2011.
(4)	Chris Edwards resigned from his position as Chief Operating Officer on January 3, 2011.

We have no “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation” or “Post Employment Payments” to report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the Company’s 153,205,920 shares of common stock issued and outstanding as of January 3, 2012, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

Names of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Dexter Aspaico, Chief Executive Officer, Chairman	Common	32,000,000	20.92%
John Dent, former Chief Executive Officer, Chairman (1)	Common	8,155,000	7.56%*
Matthew Dent, former Director (2)	Common	2,919,750	1.9%
Global Equity Partners PLC (3)	Common	1,500,000	.01%
James O. and Christina J. Scott	Common	25,490,000	16.67%
Officer and Directors as a Group (3 persons)	Common	42,486,515	27.72%
Jeroen Reidel	Common	7,800,000	5.1%
Kathleen Glover	Common	12,650,000	8.27%
Richard Craig	Common	10,000,000	6.53%
(1)	John Dent resigned from his respective offices and directorship of the Company, effective September 8, 2011.
(2)	Matt Dent resigned from his respective offices and directorship of the Company, effective September 8, 2011.
(3)	Mr. Peter Smith is the President of Global Equity Partners PLC and maintains sole discretion as to the voting and investment decisions of Global Equity Partners PLC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

The Company is quoted on the OTC Pink Sheet inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not believe that we currently have an independent director.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Berman, our independent registered public accountants in 2010 and 2009.

	Fiscal Year Ended		Fiscal Years Ended
	December 31, 2010		December 31, 2009
Audit and
Audit Related Fees	$111,963		$31,218
Tax Fees	$0		$0
All Other Fees	$0	(2)	$0	(1)

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit
2.1
Share Exchange Agreement, by and among Comcam, Inc., a Delaware corporation, Monkey Rock USA, LLC, a South Dakota limited liability company, and John Dent and Chris Edwards, the members of Monkey Rock USA, LLC, dated February 26, 2010 (as filed as Exhibit 2.1 on Form 8-K, dated March 3, 2010).

10.1	Equity Credit Agreement, by and between Monkey Rock Group, Inc. and Southridge Partners II, LP, dated November 2, 2010 (as filed as Exhibit 10.1 on Form 8-K, dated November 8, 2010).

10.2	Registration Rights Agreement, by and between Monkey Rock Group, Inc. and Southridge Partners II, LP, dated November 2, 2010 (as filed as Exhibit 10.2 on Form 8-K, dated November 8, 2010).

10.3	Share Purchase Agreement between the Registrant and Nissi Group, Inc. dated June 23, 2011

10.4	Amendment to Agreement dated September 7, 2011

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONKEY ROCK GROUP, INC.

Dated: January 18, 2012	By:	/s/ Dexter Aspacio
Dexter Aspacio
Chief Executive Officer Chief Financial Officer

Monkey Rock Group, Inc., and Subsidiary

Consolidated Financial Statements

For the period ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets	4

Consolidated Statement of Operations	5

Consolidated Statement of Stockholders’ Equity	6

Consolidated Statement of Cash Flows	7 - 8

Notes to the Consolidated Financial Statements	9 - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Monkey Rock USA, LLC

We have audited the accompanying balance sheet of Monkey Rock USA, LLC as of November 30, 2009, and the related statements of operations, changes in members’ deficit and cash flows for the period from June 5, 2009 (inception) to November 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monkey Rock USA, LLC as of November 30, 2009, and the results of its operations and its cash flows for the period from June 5, 2009 (inception) to November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $412,148 and net cash used in operations of $377,823 for the period from June 5, 2009 (inception) through November 30, 2009; the Company also has a working capital deficit of $877,967 and a members’ deficit of $411,148 at November 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
February 22, 2010

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Monkey Rock Group, Inc.

We have audited the accompanying consolidated balance sheets of Monkey Rock Group, Inc., as of December 31, 2010 and 2009, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010 and for the period from December 1, 2009 to December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of the financial statement based on our audits.  The related statement of operations, stockholders’ equity (deficit) and cash flows of Monkey Rock USA, LLC., for the period from June 5, 2009 (inception) to November 30, 2009, were audited by other auditors whose report dated February 22, 2010, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monkey Rock Group, Inc., as of December 31, 2010 and 2009, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and for the period from December 1, 2009 to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statement, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates

Salt Lake City, UT
January 18, 2012

Monkey Rock Group, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS

Cash	$-	$14,010
Inventory	-	21,278
Prepaid fees and services	5,000	29,275

Total Current Assets	5,000	64,563

Property and Equipment	-	99,960
Liquor License	-	365,000

Total Other Assets	-	464,960

TOTAL ASSETS	$5,000	$529,523

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$6,815	$-
Accounts payable and accrued expenses	229,845	77,596
Unearned revenue	-	1,000
Accrued interest payable	1,030	-
Accrued interest payable - related party	71,502	23,706
Loans payable - related party	963,995	827,016
Loans payable - Asher	50,000	-
Loan payable - liquor license	50,000	50,000
Derivative liability	76,629	-

TOTAL LIABILITIES	1,449,816	979,318

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 20,000,000 authorized; none issued and outstanding
Common stock, $0.0001 par value, 750,000,000 authorized; 16,330,920 and 7,700,000 issued and outstanding respectively	1,634	770
Additional paid-in capital	4,117,675	230
Accumulated deficit	(5,564,125)	(450,795)

Total Stockholders' Deficit	(1,444,816)	(449,795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,000	$529,523

See accompanying notes to consolidated financial statements

Monkey Rock Group, Inc. and Subsidiary
Consolidated Statements of Operations

		For the Period
		June 5, 2009
	Year Ended	(Inception) to
	December 31,	December 31,
	2010	2009

REVENUE	$650,278	$386,294

Cost of Revenue	143,682	295,608

Gross Profit	506,596	90,686

OPERATING EXPENSES

Compensation expense	4,065,243	-
Depreciation expense	-	1,858
Rent expense	193,395	15,417
General and administrative	877,748	518,497

Total Operating Expenses	5,136,386	535,772

NET LOSS FROM OPERATIONS	(4,629,790)	(445,086)

OTHER INCOME (EXPENSE)

Interest expense	(149,273)	(5,709)
Loss on disposal of assets	(156,754)	-
Impairment loss	(350,000)	-
Other income	4,500	-
Gain on derivative liability	22,388	-
Gain on conversion of debt	145,599	-
Total Other Income (Expense)	(483,540)	(5,709)

NET LOSS BEFORE TAXES	(5,113,330)	(450,795)

Provision for income taxes	-	-

NET LOSS	$(5,113,330)	$(450,795)

PER SHARE DATA:

Basic and diluted income (loss) per common share	$(0.45)	$(0.06)

Weighted average number of common shares outstanding	11,368,155	7,700,000

See accompanying notes to consolidated financial statements

Monkey Rock Group, Inc. and Subsidiary
Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional
	Par Value = $0.0001		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - June 5, 2009 (inception)	7,700,000	$770	$230	$-	$1,000

Net Loss for the period ended December 31, 2009	-	-	-	(450,795)	(450,795)

Balance - December 31, 2009	7,700,000	770	230	(450,795)	(449,795)

Recapitalization	1,058,707	106	(1,021)	-	(915)

Stock for conversion of debt	100,000	11	4,391	-	4,402

Stock issued for services - June 25, 2010	7,372,213	737	4,093,085	-	4,093,822

Stock issued for cash - December 23, 2010	100,000	10	20,990	-	21,000

Net Loss for the period ended December 31, 2010	-	-	-	(5,113,330)	(5,113,330)

Balance - December 31, 2010	16,330,920	1,634	4,117,675	(5,564,125)	(1,444,816)

See accompanying notes to consolidated financial statements

Monkey Rock Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows

		For the Period
		June 5, 2009
	Year Ended	(Inception) to
	December 31,	December 31,
	2010	2009

OPERATING ACTIVITIES

Net income (loss)	(5,113,330)	$(450,795)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization		9,419
Expenses paid by related party on behalf of the Company	68,783	-
Shares issued for services	4,093,822	-
Loss on disposal of assets	145,513	-
Impairment of liquor license	365,000	-
Gain on derivative liability	(22,388)	-
Gain on conversion of debt	(145,598)	-
Changes in Operating Assets and Liabilities:
Bank overdraft	6,814	-
Inventory	-	(21,278)
Prepaid fees and service	-	(29,275)
Accounts payable	151,335	77,596
Unearned revenue	(1,000)	1,000
Accrued interest payable	5,030	1,679
Accrued interest payable - related party	43,796	22,027
Derivative liability	99,017	-

Net cash from operating activities	(303,206)	(389,627)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(109,379)
Purchase of liquor license	-	(315,000)

Net cash from investing activities	-	(424,379)

FINANCING ACTIVITIES

Proceed from notes payable - related party	425,440	929,328
Proceeds from notes payable	100,100	-
Proceeds from convertible notes payable	150,000	-
Repayments of notes payable - related party	(357,244)	(102,312)
Repayment of notes payable	(50,100)	-
Proceeds from the issuance of member units	-	1,000
Proceeds from the issuance of stock	21,000	-

Net cash from financing activities	289,196	828,016

NET CHANGE IN CASH	$(14,010)	14,010
CASH AT BEGINNING OF PERIOD	14,010	-
CASH AT END OF PERIOD	$-	$14,010

See accompanying notes to consolidated financial statements

Monkey Rock Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Continued)

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest	$-	$2,006
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Note issued in connection with liquor licenses purchase	$10,000	$-
Note issued in connection with financing of liquor licenses purchase	-	50,000
Liabilities of ComCam, Inc., assumed in exchange for the issuance of common stock	915	-

See accompanying notes to consolidated financial statements

Monkey Rock Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS

Monkey Rock Group, Inc. formerly ComCam, Inc., (“The Company”) was incorporated in the State of Delaware on January 1, 1999.  Monkey Rock USA, LLC , a limited liability company organized in the State of South Dakota on June 5, 2009, was acquired by the Company in a reverse merger on February 26, 2010 (Note 5). On March 5, 2010, the Company changed its name to Monkey Rock Group, Inc.

The Company through Monkey Rock USA, LLC was formerly involved in food, beverage and entertainment venues within the motorcycle rally Industry. The Company has discontinued such activities to pursue its gold mining interests (Note 10).

The Company maintained a calendar December 31, year-end, whereas, the Monkey Rock USA LLC maintained a November 30, year-end. In connection with the reverse recapitalization, the Monkey Rock USA, LLC elected to change its year-end to December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X.

The accompanying financial statements have been presented according to standards for reverse merger accounting on a consolidated basis. All intercompany accounts have been eliminated.

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

Such estimates for the period ended December 31, 2010 and 2009, and assumptions affect, among others, the following: estimated useful lives for property and equipment; and potential obsolescence and impairment of inventory, property and equipment and liquor license.

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

Inventory
Inventory consists of finished goods, principally consisting of beverages and t-shirts. Inventory is stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method. As of December 31, 2010 the Company no longer carries any inventory as the Company has discontinued all activities related to sales of food and beverage at entertainment venues. After sustaining two consecutive years of losses from pursuing revenues at motorcycle rallies the Company determine to discontinue such pursuits and search for a suitable business.

Monkey Rock Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets
Valuation of intangible assets include significant estimates and assumptions such as estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. As of December 31, 2010 the Company fully impaired the carrying value of the liquor license as the Company discontinued its activities related to the sales of alcoholic beverages. Intangible Assets as follows:

	December 31,	December 31,
	2010	2009

Liquor License	$-0-	$365,000

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

Revenue is recognized at point of sale, with no further obligation for the following:

-	Food and beverage products
-	Vendor booth space
-	Sponsorships
-	Apparel

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

The Company has accounted for all transactions associated with the Event and has expensed the licensee’s portion of the Event.

Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. The Company expensed approximately $31,000 in advertising costs in 2010 and for the period from June 5, 2009 (inception) to December 31, 2009, the Company expensed approximately $89,000.

Share Based Payments
The Company adopted ASC 718, “Stock Compensation”, upon inception at August 13, 2009. Under ASC 718, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values on the award’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a compensation expense.

Monkey Rock Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company reflected a net loss for the period ended December 31, 2010 and for the period from inception (June 5, 2009) through the period ended December 31, 2009 and the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. Therefore, separate computation of diluted earnings (loss) per share is not presented.

On March 5, 2010, the Company executed a 1-for-85 reverse stock split.  All share and per share amounts have been retroactively restated.

Fair Value of Financial Instruments
The Company adopted ASC 820 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under this standard certain assets and liabilities must be measured at fair value, and disclosures are required for items measured at fair value.

The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Recent Accounting Pronouncements
In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statement of operations, or cash flows at this time.

Monkey Rock Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

NOTE 3 – GOING CONCERN

The Company had an accumulated deficit of $5,564,124 and working capital deficit of $1,444,816 as of December 31, 2010.  The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company will likely continue to rely upon related party debt or equity financing in order to ensure the continuing existence of the business. The Company currently has a due on demand note with its Chief Executive Officer who has verbally agreed not to demand payment until the Company has become self-sustaining.

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

-	seeking additional third party debt and/or equity financing,
-	continue with the implementation of the business plan,
-	generate new sales from additional venues; and
-	allocate sufficient resources to continue with advertising and marketing efforts

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2010 the Company had written down the carrying value of all property and equipment to zero. The Company depreciates property and equipment on a straight-line basis over the estimated useful life.  The Company’s property and equipment was impounded by the Company’s landlord due to non-payment of the Company’s office lease. At December 31, 2010 and 2009 Property and Equipment were as follows:

Monkey Rock Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 4 – PROPERTY AND EQUIPMENT (CONTINUED)

	December 31,	December 31,	Useful
	2010	2009	Life
Computer Equipment	-0-	1,544	5
Furniture and Fixtures	-0-	5,992	5
Machinery and Equipment	-0-	3,784	5
Staging and Seating	-0-	74,260	5
Vehicles	-0-	23,800	5
	-0-	109,380
Less: Accumulated Depreciation	-0-	(9,420)
Property and Equipment, Net	-0-	99,960

NOTE 5 – SHARE PURCHASE AGREEMENT

On December 31, 2009, the Company, formerly ComCam, Inc., issued 588,235 shares of common stock to an individual, for a $50,000 deposit, in a transaction that was formally closed on January 6, 2010 to effect a change in control and subsequent reverse merger with Monkey Rock USA, LLC, a private operating company. The remaining $150,000 of the $200,000 purchase price, net of a $15,000 finder’s fee, was received on January 8, 2010, which resulted in the completion of the sale of ComCam, Inc., to Monkey Rock USA, LLC.

On February 26, 2010, the Company entered into an Agreement to issue the remaining 7,701,765 shares of its common stock, par value $0.0001 per share. These 7,701,765 shares represented 87.91% of the then issued and outstanding stock of the Company. The historical financial statements of the Company are those of Monkey Rock USA, LLC, and of the consolidated entities.

NOTE 6 – NOTES PAYABLE

Notes Payable – Related Parties
The Company received various advances from and made various repayments to its Chief Executive Officer during the period from June 5, 2009 (inception) through December 31, 2010. The balance of the notes bear interest at 7%, are unsecured and due on demand. The balance of the notes due were $963,995 and $827,016 at December 31, 2010 and 2009, respectively.

Convertible Debentures
On January 29, 2010, the Company issued a convertible debenture for $150,000 to a third party. The debenture was non-interest bearing. Upon completion of the Reverse Merger (February 26, 2010), the principal amount of the debenture automatically converted into 100,000 shares of the Company’s common stock at a conversion price of $1.50 per share. In connection with the issuance of this convertible debt instrument, the Company determined that no beneficial conversion feature existed since the exercise price exceeded the market price on the date of conversion. The Company recorded a gain on conversion of $145,599 as of the year ended December 31, 2010.

On September 28, 2010, the Company issued an 8% nine month convertible debenture for $50,000 to a third party. In connection with the issuance of this convertible debt instrument, the Company determined the value of beneficial conversion feature to be $99,017 at September 28, 2010 which was recorded an expense in connection with the issuance. At December 31, 2010 the Company reduced the derivative liability to $76,629 and recorded a gain on derivative liability of $22,388.

Monkey Rock Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 – NOTES PAYABLE (CONTINUED)

Other
On June 2, 2009, the Company executed a promissory note with the seller of the liquor license for $50,000. This loan bears interest at 8%, is unsecured and was due September 2, 2010.  In lieu of full payment on September 2, 2010, the Company elected to pay an additional $10,000 inducement fee to extend the due date of the promissory note to September 2, 2011. The Company has since abandoned selling alcoholic beverages and has fully impaired the carrying value of the purchased liquor license. Through a legal proceeding in June 2011, the Company lost legal ownership of the liquor license to a third party entity. The seller of the liquor license has not released the Company from its obligation on this note which is in default.

NOTE 7 – INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended December 31, 2010 and 2009, respectively, since the Company incurred taxable losses and deferred tax assets recognized are offset by a full valuation allowance in each fiscal year.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 44 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”).

At December 31, 2010, the Company have available $1,127,776 of NOL’s which expire in various years beginning in 2029 and carrying forward through 2030.

The tax effects of significant items comprising the Company's net deferred taxes as of December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009

Cumulative NOL	$1,127,776	$450,795

Deferred tax asset attributable to:
Net operating loss carry forwards	$(2,431,523)	$(196,997)
Common stock issued for services	1,789,000	-
Impairment expense	159,505	-
Loss on disposal of assets	63,589	-
Change in derivative liability	(9,784)	-
Gain on conversion of debt	(63,626)	-
Valuation allowance	492,838	196,997
	$-	$-

Monkey Rock Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 7 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 44 percent to net loss before provision for income taxes for the following reasons:

	December 31, 2010	December 31, 2009
Income tax benefit attributable to:
Net operating loss carry forwards	$(2,234,525)	$(169,997)
Common stock issued for services	1,789,000	-
Impairment expense	159,505	-
Loss on disposal of assets	63,589	-
Change in derivative liability	(9,784)	-
Gain on conversion of debt	(63,626)	-
Change in valuation allowance	295,841	169,997
	$-	$-

The Company files federal and Deleware State income tax returns subject to statutes of limitations.   The years ended December 31, 2010 and 2009 are subject to examination by federal and state tax authorities.

NOTE 8 – STOCKHOLDERS’ DEFICIT

On February 26, 2010, the Company issued 100,000 shares of common stock for the conversion of one of the Company’s convertible debentures.  The debt agreement called for a conversion of debt at $1.50 per share equaling 100,000 shares of common stock.  The fair market value of the stock price on the conversion date was $0.04 a share which the Company recorded a gain on conversion of debt of $145,599.

On June 25, 2010, the Company issued 4,528,250 shares of common stock to the officers of the Company, having a fair value of $2,490,538 or $0.55 per share, based upon the closing trading price, and was expensed as compensation expense.

On June 25, 2010, the Company issued 2,212,814 shares of common stock to three consultants, having a fair value of $1,217,048 or $0.55 per share, based upon the closing trading price, and was expensed as compensation expense.

On June 25, 2010, the Company issued 121,750 shares of common stock to a third party, having a fair value of $66,963 or $0.55 per share, based upon the closing trading price, and was expensed as compensation expense.

On June 30, 2010, the Company issued 27,500 shares of common stock to a consultant, having a fair value of $15,125 or $0.55 per share, based upon the closing trading price, and was expensed as compensation expense.

On July 1, 2010, the Company issued 2,500 shares of common stock to a consultant, having a fair value of $1,375 or $0.55 per share, based upon the closing trading price, and was expensed as compensation expense.

On July 1, 2010, the Company issued 27,500 shares of common stock to two consultants, having a fair value of $27,775 or $1.01 per share, based upon the closing trading price, and was expensed as compensation expense.

On September 16, 2010, the Company issued 100,000 shares of common stock to a consultant, having a fair value of $95,000 or $0.95 per share, based upon the closing trading price, and was expensed as compensation expense.

On October 15, 2010, the Company issued 350,000 shares of common stock to a consultant, having a fair value of $178,500 or $0.51 per share, based upon the closing trading price, and was expensed as compensation expense.

On December 1, 2010, the Company issued 1,899 shares of common stock to a consultant, having a fair value of $1,500 or $0.79 per share, based upon the closing trading price, and was expensed as compensation expense.

Monkey Rock Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

On December 23, 2010, the Company issued 100,000 shares of common stock to a consultant, having a fair value of $21,000 or $0.21 per share for cash. The amount was expensed as compensation expense.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contingencies
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Operating Lease
The Company has an operating lease for office space. This lease expires on May 1, 2014 and has an option to extend the term of lease for fifteen additional terms of one year each. Total rent due during the five-year term will total $925,000. The lease is in default for non-payment. The landlord has impounded the Company’s property and equipment on the premises. The Company does not intend to make any future lease payments.

However, future minimum lease payments under this non-cancellable lease at December 31, 2010 are as follows:

2011	$200,000
2012	200,000
2013	200,000
Thereafter	-
Total minimum lease payments	$600,000

Rent expense for the years ended December 31, 2010 and 2009 was $193,395 and $123,334 respectively.

NOTE 10 – SUBSEQUENT EVENTS

On February 28, 2011, the Company received $24,000 from a related party on terms of a Note. The Note bears interest at 20% and is payable on or before May 28, 2011. Currently the note is in default and is due on demand.

On March 17, 2011 the Company issued 300,000 common shares to a related party for services at $0.58 per share.

On March 17, 2011 the company issued 625,000 common shares to unrelated third parties for services at $0.58 per share.

On June 23, 2011 the Company entered into a Share Purchase Agreement (the “Agreement”) with Nissi Group Incorporated (“Nissi Group”), a Hawaiian corporation, and certain Company shareholders, wherein the Company agreed to exchange 90,000,000 shares of newly issued shares for 100% of the Common and Preferred stock of Nissi Group. The purchase price of $149,674.76 specified in the Agreement refers to past some past due obligations of the Company as well as ongoing costs required to bring the Company current with its SEC filings outlined in the Agreement. A portion of the purchase price was paid by related parties and the remaining balance is due and payable on or before September 30, 2011. The Agreement is in default.

On June 24, 2011 the company issued 40,100,000 common shares to unrelated third parties consultant for services at $0.87 per share.

On July 28, 2011 the company issued 850,000 common shares to settle a debt in the mount of $21,250.

Monkey Rock Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

On December 1, 2011 the company issued 5,000,000 common shares to a third party consultant for services at $0.75 per share.

The Company has evaluated all subsequent events through the date this report, and concluded that no events or transactions occurring during that period other than those described above require recognition or disclosure.

