Form 10-Q
period 2011-03-31
MONKEY ROCK GROUP, INC.
filed 2012-02-08
CIK 1057327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              , 200    , to             , 200    .

MONKEY ROCK GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0208402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

291 S. Main Street J.

Yuma, Arizona 85364

(Address of Principal Executive Offices)

(928) 304-8817

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.0001 par value common stock	Over the Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 179,455,920 shares of the Registrant’s $0.0001 par value common stock outstanding as of February 3, 2012.

Documents incorporated by reference:

None

Monkey Rock Group, Inc.

PART I—FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

1

Item 1.	Financial Statements

Monkey Rock Group, Inc.

Financial Statements

Contents

Financial Statements:

 MONKEY ROCK GROUP, INC. AND SUBSIDIARY

 Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS

Prepaid fees and services	$—	$5,000

Total Current Assets	—	5,000

TOTAL ASSETS	$—	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$8,459	$6,815
Accounts payable	241,093	229,845
Accrued interest payable - related parties	90,972	71,502
Accrued interest payable - non-related parties	2,030	1,030
Loans payable - related parties	1,001,309	963,995
Loans payable - non-related parties	100,000	100,000
Derivative liability	215,842	76,629

TOTAL LIABILITIES	1,659,705	1,449,816

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 20,000,000 authorized; none issued and outstanding
Common stock, $0.0001 par value, 750,000,000 authorized; 17,255,920 and 16,330,920 issued and outstanding	1,727	1,634
Additional paid-in capital	4,654,083	4,117,675
Accumulated deficit	(6,315,515)	(5,564,125)

Total Stockholders' Deficit	(1,659,705)	(1,444,816)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$5,000

 The accompanying notes are an integral part of these financial statements

MONKEY ROCK GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2011	2010

REVENUE	$8,642	$230
COST OF REVENUE	-	31
GROSS PROFIT	8,642	199

OPERATING EXPENSES

General and administrative	28,616	189,129
Professional fees	571,733	-

Total Operating Expenses	600,349	189,129

NET LOSS FROM OPERATIONS	(591,707)	(188,931)

OTHER INCOME (EXPENSE)

Loss on derivative	(139,213)
Interest expense	(20,470)	-

Total Other Income (Expense)	(159,683)	-

NET LOSS BEFORE TAXES	(751,390)	(188,931)

Provision for income taxes	-	-

NET LOSS	$(751,390)	$(188,931)

Basic and diluted income (loss) per common share	$(0.05)	$(0.02)

Weighted average number of common shares outstanding	16,485,087	8,797,139

 The accompanying notes are an integral part of these financial statements.

MONKEY ROCK GROUP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Deficit
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - June 5, 2009 (inception)	7,700,000	$770	$230	$-	$1,000

Net Loss for year ended December 31, 2009	-	-	-	(450,795)	(450,795)

Balance - December 31, 2009	7,700,000	770	230	(450,795)	(449,795)

Recapitalization	1,058,707	106	(1,021)	-	(915)

Stock issued for debt	100,000	11	4,391	-	4,402

Stock issued for services June 25, 2010	7,372,213	737	4,093,085	-	4,093,822

Stock issued for cash December 23, 2010	100,000	10	20,990	-	21,000

Net Loss for year ended December 31, 2010	-	-	-	(5,113,330)	(5,113,330)

Balance - December 31, 2010	16,330,920	1,634	4,117,675	(5,564,125)	(1,444,816)

Stock issued for services March 17, 2011	925,000	93	536,408	-	536,501

Net Loss for quarter ended March 31, 2011	-	-	-	(751,390)	(751,390)

Balance - March 31, 2011	17,255,920	$1,727	$4,654,083	$(6,315,515)	$(1,659,705)

The accompanying notes are an integral part of these financial statements

MONKEY ROCK GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(751,390)	$(188,931)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	-	5,394
Expenses paid by related party on behalf of the Company	39,000
Shares issued for services	536,501	-
Loss on derivative liability	139,213
Changes in Operating Assets and Liabilities:
Inventory	-	31
Prepaid expenses	5,000	7,090
Bank overdraft	1,644	-
Accounts payable	11,248	6,031
Accrued interest payable	1,000	2,068
Accrued interest payable - related party	19,470	19,571
Net cash provided by (used in) operating activities	1,686	(148,746)
INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Proceed from notes payable - related parties	-	35,500
Repayments of notes payable - related parties	(1,686)	(22,050)
Proceeds from issuance of common stock	-	150,914
Net cash provided by (used in) financing activities	(1,686)	164,364
NET CHANGE IN CASH	-	15,618
CASH AT BEGINNING OF PERIOD	-	14,010
CASH AT END OF PERIOD	$-	$29,628
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these financial statements

MONKEY ROCK GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2011 (Unaudited)

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

NOTE 2 – BASIS OF PRESENTATION

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2010. The interim results for the period ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

The accompanying financial statements have been presented according to standards for reverse merger accounting on a consolidated basis. All intercompany accounts have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Such estimates for the period ended March 31, 2011, and assumptions affect, among others, the following: estimated useful lives for property and equipment; and potential obsolescence and impairment of inventory, property and equipment and liquor license.

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

March 31, 2011 (Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company reflected a net loss for the period ended March 31, 2011 and the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. Therefore, separate computation of diluted earnings (loss) per share is not presented.

On March 5, 2010, the Company executed a 1-for-85 reverse stock split. All share and per share amounts have been retroactively restated.

Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will have no material impact on the Company’s financial position and results of operations.

NOTE 4 – GOING CONCERN

The Company had an accumulated deficit of $6,315,515 and working capital deficit of $1,659,705 as of March 31, 2011.

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

March 31, 2011 (Unaudited)

NOTE 5 – REVERSE MERGER AND SHARE PURCHASE AGREEMENT

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

On February 28, 2011, a related party paid $24,000 of Company expenses in exchange for a related party note payable. The note bears interest at 20% and is payable on or before May 28, 2011. Currently the note is in default, continues to bear interest at the stated rate, and is due on demand.

Notes Payable – Non-related Parties

On June 2, 2009, the Company executed a promissory note with the seller of the liquor license for $50,000. This loan bears interest at 8%, is unsecured and was due September 2, 2010. In lieu of full payment on September 2, 2010, the Company elected to pay an additional $10,000 inducement fee to extend the due date of the promissory note to September 2, 2011. The Company has since abandoned selling alcoholic beverages and has fully impaired the carrying value of the purchased liquor license. Through a legal proceeding in June 2011, the Company lost legal ownership of the liquor license to a third party entity. The seller of the liquor license has not released the Company from its obligation on this note which is in default as of March 31, 2011.

Convertible Debenture

The Company follows ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. On September 28, 2010, the Company borrowed $50,000 in exchange for a convertible note payable. The note is convertible into shares of common stock at the Variable Conversion Price ("VCP"). The VCP is defined as 58% multiplied by the market price, representing a 42% discount on conversion. The VCP is defined further as the average of the lowest three trading prices during the 10 trading days prior to the date of conversion. The conversion price is subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events.

In addition, the agreement stipulates an adjustment due to dilutive issuance of the share clause. This means that if the Company issues shares for no consideration or for a consideration per share less than the Conversion price in effect on the date of issuance then the dilutive issuance or conversion price will be reduced to the amount of the consideration per share received. As a result, the conversion options are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

The total fair value of the derivative liability on the convertible note on the date of issuance of $133,888 has been recognized as a derivative liability with an offset to interest expense. All future changes in the fair value of these conversion options is recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability.”

MONKEY ROCK GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2011 (Unaudited)

NOTE 6 – NOTES PAYABLE (CONTINUED)

Convertible Debenture (Continued)

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At March 31, 2011, the fair value of the derivative increased to $215,842 from $76,629 from December 31, 2010. The Company recognized a corresponding loss on the derivative liability for the three month period ended March 31, 2011 of $139,213.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Fiscal Year Ended December 31, 2010

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

Three Months Ended March 31, 2011

On March 17, 2011 the Company issued 925,000 common shares to a related party for services at $0.58 per share.

MONKEY ROCK GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2011 (Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On June 23, 2011 the Company entered into a share purchase agreement with Nissi Group Incorporated (“Nissi Group”), a Hawaiian corporation, and certain Company shareholders, wherein the Company agreed to issue 90,000,000 shares of common stock for 100 percent of the outstanding common and preferred stock of Nissi Group for a total purchase price of $149,675. A portion of the purchase price was paid by related parties and the remaining balance of $94,154 had an original maturity date of September 30, 2011. As the outstanding balance of the purchase price was not paid in full as of the maturity date, the agreement is currently in default. On September 8, 2011 the Company issued the 90,000,000 shares of common stock called for in the share purchase agreement at $0.06 per share, the market closing price on June 23, 2011, the date the Company became obligated to issue the shares.

On June 24, 2011 the company issued 40,100,000 common shares to third party consultants for services rendered in connection with the purchase of Nissi. The shares were issued at $0.06 per share, the market closing price on June 23, 2011, the date the Company became obligated to issue the shares.

On July 28, 2011 the Company issued 850,000 shares to settle/convert a debt of $21,250 representing a portion of total debt and accumulated unpaid accrued interest to be settled/converted with a related party.

On December 1, 2011 the company issued 5,000,000 common shares to a third party consultant for services at $0.75 per share.

On January 3, 2012 the company issued 5,000,000 common shares to a third party consultant for services at $0.75 per share.

On January 26, 2012 the Company signed an agreement (“Agreement”) to settle/convert debt with a related party indicating an effective date of September 24, 2011 and was related to the Nissi share purchase agreement of June 23, 2011. The Agreement calls for the Company to issued 16,000,000 shares of its common stock to settle/convert related party debt and accrued interest of $281,828.

On February 2, 2012 the Company issued 5,250,000 shares of common stock to settle/convert a debt of $131,250 representing a portion of total debt and accumulated unpaid accrued interest to be settled/converted with a related party.

The Company has evaluated for subsequent events through the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

OVERVIEW OF THE COMPANY

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

Monkey Rock Group, Inc. formerly ComCam, Inc., (“The Company”) was incorporated in the State of Delaware on January 1, 1999. Monkey Rock USA, LLC , a limited liability company organized in the State of South Dakota on June 5, 2009, was acquired by the Company in a reverse merger on February 26, 2010. On March 5, 2010, the Company changed its name to Monkey Rock Group, Inc.

The Company through Monkey Rock USA, LLC was formerly involved in food, beverage and entertainment venues within the motorcycle rally Industry. The Company has discontinued such activities to pursue its gold mining interests.

The Company maintained a calendar December 31, year-end, whereas, the Monkey Rock USA LLC maintained a November 30, year-end. In connection with the reverse recapitalization, the Monkey Rock USA, LLC elected to change its year-end to December 31.

On September 15, 2011 we acquired 100% of the common and preferred shares of Nissi Mining Group, Inc., a Hawaiian corporation whose operations are headquarters in Yuma, Arizona.

We expect to continue the development of the mine at Los Flores as well as pursuing other business opportunities during the 2012 calendar year.

The financing for our development activities to date has come from the sale of common stock. We intend to finance our future development activities and working capital needs largely from the sale of public equity securities with additional funding from a private placement or secondary offering and other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

Since we have changed direction as a company since the acquisition of Nissi, and as we have had a limited history of operations, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development.

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Research and Development Costs – During the three months ended March 31, 2011 and 2010, research and development costs totaled $-0- and $-0-, respectively. The Company does not engage in Research and Developement.

Operating Costs – During the three months ended March 31, 2011 and 2010, operating costs totaled $600,349 and $189,129, respectively. The increase of $411,220 was mainly attributable increased consulting expenses.

Interest (Income) Expense - Net - During the three months ended March 31, 2011 and 2010, net interest expense totaled $20,470 and $0, respectively. The increase of $20,470 was primarily due to the Company’s increased debt load.

The net loss for the three months ended March 31, 2011 and 2010 was $(751,390) and $(188,931), respectively. The increase of $562,459 was mainly attributable to the increase in consulting costs and other operating costs.

Liquidity and capital resources

As shown in the accompanying financial statements, for the three months ended March 31, 2011 and 2010 and since June 5, 2009 through March 31, 2011, the Company has had net losses of $(751,390), $(188,931) and $(6,315,515), respectively. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. However, there can be no assurance that the Company will be able to raise capital or begin operations to achieve a level of profitability to continue as a going concern. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

As previously mentioned, since inception we have financed our operations largely from the sale of common stock and debt financing provided by a related party. As of March 31, 2010, we have raised approximately $150,000 through stock issuances. As of March 31, 2011 we have received $ - 0 - through stock issuances. For the three month ended March 31, 2010 we received approximately $35,500 from a related party. For the three month period ended March 31, 2011 we received $ - 0 – from related parties.

Since our inception through March 31, 2011 we have incurred$-0- of research and development costs.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2011, we had an accumulated deficit of $6,315,515 and working capital deficit of $1,659,705.

We will be dependent upon our existing cash, together with anticipated net proceeds from a public offering and future debt issuances and private placements of common stock and potential license fees, to finance our planned operations through the next 12 months. Based on our anticipated growth, we plan to add several employees to our staff.

Additional capital may not be available when required or on favorable terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

We account for stock option grants in accordance with US GAAP. Stock-based compensation cost recognized during the periods ended March 31, 2011 and 2010 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on their relative grant date fair values estimated in accordance with US GAAP. The Company recognizes compensation expenses on a straight-line basis over the requisite service period.

Determination of the fair values of stock option grants at the grant date requires judgment, including estimating the expected term of the relevant grants and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of stock option grants that are expected to be forfeited. The expected term of options granted represents the period of time that the options are expected outstanding and is based on historical experience of similar grants, giving consideration to the contractual terms of the grants, vesting schedules and expectations of future employee behavior. The expected volatility is based upon our historical market price at consistent points in a period equal to the expected life of the options. Expected forfeitures are based on historical experience and expectations of future employee behavior.

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally two to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The Company has incurred deferred offering costs in connection with raising additional capital through the sale of its common stock. These costs are capitalized and charged against additional paid-in capital when common stock is issued. If there is no issuance of common stock, the costs incurred are charged to operations.

Research and development costs are charged to operations when incurred and are included in operating expenses.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Significant Accounting Polices: Recent Accounting Standards” of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Chief Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 17, 2011 the Company issued 925,000 common shares to a related party for services at $0.58 per share.

On June 24, 2011 the company issued 40,100,000 common shares to third party consultants for services rendered in connection with the purchase of Nissi. The shares were issued at $0.06 per share, the market closing price on June 23, 2011, the date the Company became obligated to issue the shares. On July 28, 2011 the Company issued 850,000 shares to settle/convert a debt of $21,250 representing a portion of total debt and accumulated unpaid accrued interest to be settled/converted with a related party.

On December 1, 2011 the company issued 5,000,000 common shares to a third party consultant for services at $0.75 per share.

On January 3, 2012 the company issued 5,000,000 common shares to a third party consultant for services at $0.75 per share.

On January 26, 2012 the Company signed an agreement (“Agreement”) to settle/convert debt with a related party indicating an effective date of September 24, 2011 and was related to the Nissi share purchase agreement of June 23, 2011. The Agreement calls for the Company to issued 16,000,000 shares of its common stock to settle/convert related party debt and accrued interest of $281,828.

On February 2, 2012 the Company issued 5,250,000 shares of common stock to settle/convert a debt of $131,250 representing a portion of total debt and accumulated unpaid accrued interest to be settled/converted with a related party

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended March 31, 2011.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Principal Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

31.2	Certification of the Principal Accounting Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

32.1	Written Statements of the Chief Executive Officer, This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

32.2	Written Statements of the Chief Financial Officer and Principal Accounting Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

MONKEY ROCK GROUP, INC.

Dated: February 07, 2012	By:	/S/ Dexter Aspacio
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

